Form 10KSB40
period 1996-12-31
SOULFOOD CONCEPTS INC
filed 1997-03-26
CIK 873086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         for the fiscal year ended December 31, 1996 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         for the transition period from ____ to ______

         COMMISSION FILE NUMBER 33-39231

                             SOULFOOD CONCEPTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                        13-3585743
 (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

630 Ninth Avenue, New York, New York                      10036
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

Issuer's telephone number: (212) 262-8333

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:  NONE

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)
HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO X

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM
405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

THE ISSUER'S REVENUES FOR YEAR ENDED DECEMBER 31, 1996 WERE $3,596,282.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES AT DECEMBER 31, 1996, CANNOT BE DETERMINED BECAUSE THERE IS NO MARKET FOR THE COMMON STOCK, AND ACCORDINGLY, NO MARKET VALUE PER SHARE.


THE NUMBER OF SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1996 WAS 3,139,816.

DOCUMENTS INCORPORATED BY REFERENCE.  NONE.

                                     PART I

Item 1.  Description of Business

GENERAL:

         In this Form 10-K, the "Company" refers to Soulfood Concepts Inc., a Delaware corporation, (formerly known as STG International, Inc.) and its consolidated Companies. The Company owns and operates one full service restaurant under the name of "The Shark Bar". The Company is also the general partner, which holds a 60% general partner interest and a 4% limited partner interest, in one other full service restaurant under the name of "Mekka". Both of these restaurants are located in the Borough of Manhattan in New York City, NY. Subsequent to the year end, the Company finalized an acquisition which will enable it to own and operate a "Shark Bar" restaurant located in Chicago.

         During 1996, the Company (i) changed its name from STG International, Inc. to Soulfood Concepts, Inc., (ii) effectuated a 3 for 1 reverse stock split (the "Reverse Stock Split") of the issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") of the Company, (ii) created Series A Convertible Preferred Stock and issued 125,000 shares of such Preferred Stock to Mr. Brian A. Hinchcliffe ("Hinchcliffe") in exchange for the reduction of loans made by Hinchcliffe, (iii) issued 1,316,897 shares of Common Stock (after taking into effect the Reverse Stock Split) to Hinchcliffe in cancellation of notes and reduction of loans made by Hinchcliffe to the Company, and (iv) located the Chicago site for the "Shark Bar" which is expected to open by April 1997.

         The Shark Bar, which was opened in New York in 1990, is a full service 95 seat restaurant. The menu at The Shark Bar features both upscale Soulfood and New Southern Cuisine at affordable prices. The menu is organized so that diners may choose an entree with two accompanying side orders. The entrees featured on the menu include Blackened Catfish, Honey Dipped Fried Chicken, Turkey Meatloafs, and Grilled Pineapple Salmon. The Shark Bar has established a reputation of quality and consistency in its food, particularly with its side orders, which includes black eyed peas, collard greens, macaroni and cheese, candied yams and mashed potatoes. The Shark Bar, which was developed to appeal to a 35-50 year old customer base, has a separate bar area along with 3 dinning rooms with table cloth settings. The restaurant serves lunch Wednesday, Thursday and Friday, and offers a brunch buffet on Saturday and Sunday. Dinner is served 7 days a week and accounts for over 90% of beverage and food sales. The distribution between food and beverage sales are approximately 65% food and 35% beverages.


         The Company is also the General Partner of a 55 seat restaurant known as Mekka. The menu at Mekka is also based on soulfood and New Southern cooking, but also offers a selection of Caribbean dishes. Mekka was designed with slightly lower price points than The Shark Bar and is targeted towards a customer in the 20-40 age group. Mekka serves dinner seven days a week, does not serve lunch during the week but does offer a brunch on Sunday. The distribution between food and beverages sales is approximately 55% for food and 45% for beverages. In 1996, the average guest check in the Shark Bar was approximately $22 (including alcoholic beverages). Mekka also has outdoor cafe space that is used in the warmer months and offers an additional 30 seats.

         Following the decision by the Company in 1995 to close its Soul to Go quick service operations, the Company has been and intends to be focused on expanding its business through the development of full service locations in strategic markets.

Corporate Strategy

         The Company believes that excellence in the quality of food and service, location and price-value relationships and having a "Niche" are keys to success in the restaurant industry. The Company believes that it differentiates its restaurants by emphasizing the following strategic elements:

                  o Positioning in the mid-priced, full service, casual dining segment of the restaurant industry.

                  o Upscale Soulfood and New Southern Cuisine provide a unique and enduring attraction to a broad and diverse demographic and socio-economic mix of customers in the 20-40 age group.

                  o Generous "Southern" portions accompanied by side orders offered at affordable prices.

                  o Consistent high quality products through careful ingredient selection and food preparation.

Reorganization of the Company

         The Company was initially organized on August 23, 1984 in the State of Delaware under the name Empire Ventures, Inc. On December 14, 1992, the Company entered into an agreement and plan of re-organization with Soul To Go, Inc. in exchange for 5,031,250 shares of the common stock of Empire Ventures, Inc. As a result of the transactions consummated pursuant to such agreement, Soul to Go, Inc. became the wholly-owned subsidiary of Empire Ventures, Inc. and shareholders of Soul To Go, Inc. became the owners of approximately 92% of the issued and outstanding shares of common stock of Empire Ventures, Inc.


         Soul to Go, Inc. was a New York based holding Company controlling a group of operating subsidiaries consisting of the Shark Restaurant Corp., which owns The Shark Bar, and Shark Catering Corp., which operated a quick service business called Soul To Go. On January 25, 1993, Empire Ventures Inc. changed its name to STG International, Inc. Subsequent to the re-organization, STG International opened a second Soul to Go operation in Jamaica, Queens, and through its wholly owned subsidiary 7 West Rest. Corp. became the General Partner of "Mekka". Due to operating losses both Soul to Go stores were closed in 1995.

Menu

         The Shark Bar dinner menu features a variety of fish and chicken dishes prepared using spices and sauces traditional to Southern cooking. All dinners offer a complete meal including salad, cornbread and biscuit and a choice of two side orders including black eyed peas, collard greens, macaroni and cheese, candied yams, mashed potatoes and others. The lunch and dinner menus also include appetizers and desserts, together with a full bar service. Alcoholic beverage service accounted for approximately 35% of the Company's net sales during 1996.

Restaurant Expansion

         At this time, the Company intends to expand its business through the development of full service restaurants, namely The Shark Bar and Mekka. The Company believes that its overall business objectives will be better met through the expansion of full service units in the larger markets, like Chicago, and especially those markets that do not currently have directly competing restaurants. These large markets can support a 125 seat plus establishment which the Company believes will enhance cash flow and establish name recognition in certain of the important US markets.

         The first expansion outside of the New York market is expected to be The Shark Bar in Chicago ("Shark Bar Chicago"), which the Company believes will be opened by April 1997. On January 10, 1997, the Company completed the purchase of the lease, restaurant assets and licenses of the "Affair Club" in Chicago, Ill. from Affair, L.P. and all of the issued and outstanding shares of capital stock of Affair Restaurant, Inc. for the aggregate purchase of approximately $335,000 (the "Chicago Acquisition"). Mr. Hinchcliffe helped finance this acquisition with a loan at 10% interest to the Company which will be convertible into the Company's capital stock. The Shark Bar Chicago is a 9,000 square foot unit, of which 6,000 square feet can be used for sales space on three floors, with a 2500 square feet outside adjoining deck. At this time, the Company plans the main dining floor to have 110 seats plus a small bar area, while the second floor will have the larger bar space and seating for up to an additional 75 persons, if so required. The second floor will also be able to accommodate larger private parties and catering events.


         In addition, the Company has had continuing discussions with brokers, agents and landlords regarding new sites for additional Shark Bars. However, there can be no assurance that additional restaurants will be opened.

Site Selection and Design

         The Company is seeking to locate sites for new restaurants in locations that offer favorable demographic and economic factors that can support a profitable operation. The Company has established parameters with respect to such things as Sales vs. Investment ratios" and "rent as a percentage of sales" that it will use in order to evaluate the feasibility of additional sites. At this time, the Company intends to use the design, methods and mode of operations developed at "The Shark Bar" and "Mekka" restaurants in New York as models for additional sites in other locations.

Restaurant Management

         Each sales unit is headed by a General Manager, who is assisted by a Head Chef. Food products and other supplies are purchased from various unaffiliated suppliers and by the personnel in each unit. Beverage and kitchen units each have specific targets to meet, as part of each unit's budget. Financial and management control is maintained through the use of POS systems, which the Company is in the process of standardizing throughout the various units.

Employees

         As of December 31, 1996, the Company employed approximately 82 persons. Of the Company's employees, approximately 55 are full time and approximately 27 are employed on a part time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers it's employee relationship to be good.

Trademark

         The Company filed Trademark applications with the United States Patent and Trademark Office for The Shark Bar(Trademark) on September 25,1996 and for Mekka(Trademark) on or about October 16, 1996. There can be no assurance that the Company will be granted trademarks on such trademarks.

         In addition, the United States Patent and Trademark office has issued a certificate of registration on the Supplemental Register for SOUL TO GO(Registered). A trademark registered on the Supplemental Register is not considered to be inherently distinctive but is considered to be "capable" of becoming distinctive. Once the trademark becomes distinctive (acquired secondary meaning), it can be transferred to the Principal Register.

Trade Secrets

         The Company has developed and currently owns trade secrets with respect to its food products, its preparation and sources. The Company is relying upon confidentially for the protection of it's trade secrets. There is no assurance that such confidentially can or will be obtained or that such trade secrets will afford the Company meaningful competitive advantages.

Competition

         The restaurant business generally, and, in Manhattan (New York), is intensely competitive and involves a high degree of risk and management expects this will continue. The Company believes that a large number of new restaurants open each year in the New York city metropolitan area, a significant number of which do not succeed. Even successful restaurants can rapidly lose popularity due to changes in customer tastes, economic conditions, population and traffic patterns. The Company competes with locally-owned restaurants and bars as well as with large national and regional restaurants chains, which have substantially greater financial and marketing resources and longer operating histories than the Company. There is active competition for management personnel and attractive commercial real estate sites suitable for restaurants.

         The Company in the past generally has not incurred significant expenses for advertising and promotion, relying instead on word-of-mouth to bring its restaurant establishments to the attention of new customers.

Governmental Regulations

         The Company is subject to various federal, state and local laws affecting its employees and guests, its owned and leased properties and the operation of its restaurants. The restaurants are subject to licensing and/or regulations by various fire, health, sanitation and safety agencies in the applicable state and/or municipality. In particular, the Company has adopted extensive procedures designed to meet the requirements of applicable food handling and sanitation laws and regulations. To date, the Company has not experienced any material problems resulting from its sanitation and food handling procedures.

         The Company's restaurants are subject to state and local licensing and regulations with respect to the sale and service of alcoholic beverages. Typically, alcoholic beverage licenses must be renewed annually and may be revoked or suspended for cause. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages. The Company has not encountered material problems relating to alcoholic beverage licenses to date, but the failure of a restaurant to obtain or retain a liquor license would adversely affect the restaurant's operations.

         In certain states, the Company is subject to "dram shop" statutes, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

         The Company is subject to federal and state fair labor standards, statutes and regulations that govern such matters as minimum wages, overtime, tip credits, child labor and other working conditions. A good number of the Company's food service personnel are paid at rates based on applicable federal and state minimum wages.

Item 2.  Description of Property

         The following table sets forth certain information with respect to the Company's facilities currently in operation (unless otherwise noted):

===============================================================================
                            Date        Restaurant       Seating     Lease
Name and Location           Opened      Size             Capacity    Expiration
-------------------------------------------------------------------------------
The Shark Bar               11/90       2,500 sq. ft.    90          1999
305-307 Amsterdam Ave
New York, New York
(Bet. 74th & 75th Street
-------------------------------------------------------------------------------
MEKKA                       12/94       1500 sq. ft.     65          10/2002(1)
14 Avenue A
New York, New York

-------------------------------------------------------------------------------
212 North Canal St.         (2)         9,000 sq. ft.    200(2)      2008
Chicago, Illinois
===============================================================================

(1)      Exercise of 5 year option will extend term to 2007.

(2) At this time, the Company believes that its facilities in the Chicago restaurant (which is expected to seat approximately 200 persons) will be operational by April 1997.


         The Company's headquarters are located in an office building located in New York, New York, where the Company leases approximately 2,500 sq. ft. The lease expires in July 1998. The Company believes that the space is adequate for its present and projected needs for at least the next two years.

Item 3.  Legal Proceedings.

         The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to the Company's business, with the exception of an action brought against the Company in the approximate amount of $48,000 with respect to a stolen automobile that the plaintiff has alleged, among other things, is due to the negligence of the Company. Colonial Insurance Company is handling the defense of this lawsuit and the Company believes that this claim is covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 6, 1996, the stockholders of the Company adopted certain actions pursuant to a Consent of Stockholders in lieu of a Meeting. Of the 5,468,753 shares of common stock entitled to vote, 4,494,375 shares of Common Stock representing in excess of 82% of the Company's outstanding shares of Common Stock, executed the consent to approve the following resolutions: (i) the election of Brian Hinchcliffe, Michael D. Vann and Stephen Epstein to serve as a director of the Company; and (ii) to adopt the Amended and Restated Bylaws of the Company.

         On December 13, 1996, the stockholders of the Company adopted certain actions pursuant to a Consent of Stockholders in lieu of a Meeting. Of the 8,219,443 shares of Common Stock entitled to vote, 7,245,065 shares of

Common Stock representing in excess of 88% of the Company's outstanding shares of Common Stock, executed the consent to approve the following amendments to the Certificate of Incorporation: (i) a change in the name of the Company from STG International, Inc. to Soulfood Concepts, Inc.; and (ii) a one for three reverse stock split of the issued and outstanding Common Stock of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         There is currently no trading market for the Company's Common Stock nor has there ever been a trading market.

         As of December 31, 1996, there were approximately 50 holders of record of the Company's Common Stock.

         The Company has never paid dividends on its Common Stock. The Company intends to distribute dividends to its stockholders at such time as its earnings permit. However, there can be no assurance that the Company will have sufficient earnings in the foreseeable future from which to distribute such dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The following discussion and analysis examines the Company's operations which comprise The Shark Bar Restaurant and Mekka, and should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

         Results of Operation

                  Sales for the 1996 fiscal year decreased to $3,596,282, down 11% from $4,048,152 for the 1995 year, which can primarily be attributed to the fact that 1995 includes the sales for the Company's Soul To Go quick service operations are included for 6 months until the closing of The Soul To Go Operations in June 1995. Fourth quarter 1996 sales of $957,770 were 7% more than sales of $892,934 for the fourth quarter of 1995. The fourth quarter 1996 sales increase was due primarily to an increase in patrons of the restaurant resulting from improved marketing techniques. Gross profit margin was 73% for the 1996 year, as compared to 71% for 1995.

                  Cost of sales, primarily food and beverages, decreased slightly as a percentage of sales to 27.3% for 1996 from 28.6% for 1995 for the Company's two full service restaurants. The Restaurants' operating expenses for 1996 were $2,027,613 (56.4% of sales) representing a decrease from operating expenses of $2,474,947 (61% of sales) for 1995. On site labor costs and various other operating expenses decreased, in part, as a result of tighter cost controls.

                  Operating income for 1996 was $172,378 or 5% of sales. For the fourth quarter of 1996, operating (loss) was $(14,105) or (.04)% of sales. For 1995 and the fourth quarter of 1995, the comparable amounts were ($9,192) or
(2)% and $(23,874) or (.05)% respectively.

                  Overall operating expenses decreased by $448,534 which can primarily be attributed to a decrease in salaries and various general, administrative and promotional expenses.

         Financial Condition and Liquidity

                  Cash and cash equivalents at December 31, 1996 increased $67,551 (taking into effect the cash position of Mekka) from December 31, 1995. However, the use of cash to reduce liabilities has resulted in the negative current ratio decreasing to .8% at December 31, 1996 from .3% at December 31, 1995. Cash provided by operation of $50,715 was used to reduce debt and to acquire fixed assets.

                  Long-term debt at December 31, 1996 amounted to $171,199 a decrease of $600,359 from September 30, 1996 and $602,479 from December 31, 1995, in part, as a result of the Conversion of officer's loans converted into Common Stock, and the repayment of Limited Partners' loans.


                  Management believes that existing cash and net cash provided by operating activities, will be sufficient to meet operating needs during 1997. The Company expects to incur approximately $600,000 in capital expenditures in connection with Chicago Shark Bar and is expected to incur additional capital expenditures to the extent that other restaurant sites are developed during fiscal 1997. The Company intends to raise money through the issuance of securities (debt or equity) or to obtain loans in order to fund such anticipated capital expenditures.

                  The effect of inflation has not been a factor upon either the operations or the financial condition of the Company. The Company's business is not significantly seasonal in nature.

                  Forward-looking Information

                  Statements contained in this Form 10-KSB that are not historical facts, including, but not limited to, statements found in this Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in such forward-looking statements in this Form 10-KSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-KSB.

Item 7.  Financial Statements.

The information required under this item is set forth on pages F-1 through F-12 of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.

None.

                                    PART III

Item 9:

Directors, Executive Officers, Promoters and Control Persons

         The name, age, principal occupation, other business affiliations and other information (relating to the past five or more years) concerning each director, and, where applicable, the year each was first elected a director of the Company, are set forth below:

         Brian Hinchcliffe, 40, is the Chief Executive Officer, President and a Director of the Company since 1992. Prior thereto he was the President and a Director of Soul to Go, Inc. Mr. Hinchcliffe also serves as a director of Jordex Resources, Inc. and The Ampac Group, Inc.

         Michael Vann, 39, has served as a director of the Company since 1992 and has served as the Company's Vice President from 1992 through November, 1996. Mr. Vann was a founder of the Shark Bar Restaurant. Mr. Vann graduated from Western Michigan University in April 1979, earning a Bachelor's degree in marketing and retail.

         Stephen Epstein, 48, has served as a director of the Company since 1992. Mr. Epstein is currently and has been admitted to practice law in New York State since 1976. Mr. Epstein is currently Of Counsel to the law firm of Pryor Cashman, Sherman and Flynn. Mr. Epstein graduated cum laude from Queens College in 1971 and received his law degree from Hofstra University in 1975.

         Keith T. Clinkscales, 33, has served as a director of the Company since January 1997. Keith T. Clinkscales is the President and CEO of VIBE, the urban music magazine, since its inception in September 1993. Mr. Clinkscales is a magna cum laude graduate of Florida A&M University. He was the first student speaker for the prestigious School of Business and Industry Forum series, and the President of Kappa Alpha Psi fraternity.

Compliance with Section 16(a) of the Exchange Act

Not Applicable.

Item 10:

Executive Compensation

(a)      Cash Compensation.

         The following table sets forth all compensation, in excess of $100,000, awarded to, earned by, or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers") for the years ended December 31, 1996, 1995 and 1994. None of the executive officers of the Company had total compensation in excess of $100,000.

                           Summary Compensation Table

                                           Fiscal        Annual
Name and Principal Position                 Year       Salary ($)

---------------------------                ------      ----------

Brian A. Hinchcliffe,
  President and Chief Executive Officer     1996        $62,500
                                            1995        $38,000
                                            1994          $-0-


Directors' Fees and Other Remuneration

         Directors received no compensation for services as a member of the Board of Directors or of any committee of the Board of Directors in respect of 1996. However, at this time, the Company intends to establish a stock option plan which will allow both directors, employees and consultants to participate.

Stock Options.

         No stock options were granted by the Company during 1996.

Item 11:

Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Management

         The following table sets forth certain information, as of December 31, 1996, to the knowledge of the Company, regarding the beneficial ownership of Common Stock, which is the Company's only class of outstanding voting securities, by each Stockholder who owns more than 5% of the outstanding shares, by each director, by each of the named executive officers of the Company and by all directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. Since the table reflects beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.

          Name and Address of         Amount and Nature of
          Beneficial Owner(1)      Beneficial Ownership(2)(3)   Percent of Class
         ---------------------     --------------------------   ----------------
            Arthur Tullman                   223,125                  7.1%

             Brad Gardiner                   223,125                  7.1%

         Brian A. Hinchcliffe             2,547,522(4)               67.7%

            Michael D. Vann                  223,125                  7.1%

            Stephen Epstein                  223,125                  7.1%

           Keith Clinkscales                    0                      0%

          Name and Address of         Amount and Nature of
          Beneficial Owner(1)      Beneficial Ownership(2)(3)   Percent of Class
         ---------------------     --------------------------   ----------------

      All Executive Officers and
         Directors as a group
              (4 persons)                 2,993,772(4)                79.5%




(1) The address of Mr. Epstein 410 Park Avenue, 10th floor, New York, New York 10022. The address of Mr. Hinchcliffe is 690 Ninth Avenue, New York, New York 10036. The address of Mr. Keith Clinkscales is 205 Lexington Avenue, 3rd floor, New York, NY 10016. The address of Mr. Michael D. Vann is 444-448 West 42nd Street, New York, New York 10036.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares shown as beneficially owned. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) The amount of ownership takes into effect the reverse stock split of the Company's outstanding Common Stock on the basis of one new share of common stock for each 3 shares of outstanding Common Stock of the Company as of November 6, 1996.

(4) Includes 625,000 shares of Common Stock, which can be obtained through the conversion of 125,000 shares of Class A Preferred Stock of the Company.


Item 12:

Certain Relationships and Related Transactions

                  On or prior to December 31, 1992, Mr. Brian Hinchcliffe ("Hinchcliffe"), a director and officer of the Company, loaned the Company the aggregate sum of $400,100, together with accrued interest thereon (hereinafter referred to as the "Hinchcliffe Loan"). In connection therewith, in order to evidence the Hinchcliffe Loan the Company issued to Hinchcliffe a Convertible
Note in the aggregate principal amount $400,100, together with accrued interest thereon which note bore interest at the rate of 8% per annum. The Convertible Note provided Hinchcliffe with the right to convert said note into that number fully paid and non assessable shares of Common Stock of the Company as shall be equal to the aggregate principal amount of the Note, and interest accrued thereon, multiplied by (5). During November 1996, Mr. Hinchcliffe requested that the Note be converted. In December, 1996, such note was converted into 2,750,690 shares of Common Stock (after taking into effect the Reverse Stock Split).

                  Pursuant to an arrangement between the Company and Hinchcliffe, during the period of 1993 through end of 1996, the Company borrowed in excess of $285,266 from Hinchcliffe at an interest rate of 10% per annum. On December 30, 1996 it was determined by the Board of Directors of the Company to be in the best interest of the Company that the Company accept Hinchcliffe's offer to (i) convert $125,000 of said loans into 125,000 shares of Series A

Convertible Preferred Stock, which stock contains the designations, rights and preferences which were filed in the Certificate of Designation with the Secretary of State of the State of Delaware and (ii) to convert an additional $80,000 of loans into 400,000 shares of Common Stock. See "Financial Statements and Notes Thereto."

                  In addition, during January, 1997, in order to finance the Chicago Acquisition, Mr. Hinchcliffe loaned the Company approximately $305,000, which loan bears interest at the rate of 10% per annum and will be convertible into the Company's capital stock.

Item 13.          Exhibits and Reports on Form 8-K

(a)  Exhibits.

The following documents heretofore filed by the Company with the Securities and Exchange Commission ("SEC") are hereby incorporated by reference:

Exhibit No.  Document
-----------  --------

2.1(2)       Agreement and Plan of Reorganization

3.1(1)       Certificate of Incorporation

3.2(1)       By-Laws of the Company

3.3(2)       Amended Certificate of Incorporation

10.1(1)      Escrow Agreement between the Company and New Jersey National Bank

10.2(1)      Warrant Agreement between the Company and Interest Transfer Co.,
              Inc.

10.3(3)      Lease Agreement relating to the New York Shark Bar restaurant


10.7(3)      Sublease Agreement for MEKKA

The following documents are filed herewith:

3.4          Amended and Restated By-Laws of the Company

3.5          Amended Certificate of Incorporation

3.6 Certificate of Designation relating to the Series A Convertible Preferred Stock

10.10 Cancelled Convertible Note issued to Brian Hinchcliffe in the principal amount of $400,100.

21           List of Subsidiaries

--------------------------------
(1) Incorporated by reference from registrant's registration statement on Form S-18, File No. 22-38231 - NY.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the Year Ended December 31, 1992.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994.

     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fourth quarter ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SOULFOOD CONCEPTS, INC.

Date:  March 13, 1997                       By:     /s/ Brian A. Hinchcliffe

                                                    ------------------------
                                                    Brian A. Hinchcliffe,
                                                    Chief Executive Officer and

                                    President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature and Title             Date

/s/ Brian A. Hinchcliffe              March 13,1997
--------------------------------
Brian A. Hinchcliffe, Chief
Executive Officer, President
and Director

/s/ Kevin Starkes                     March 13, 1997
--------------------------------

Kevin Starkes, Vice President
and Treasurer [Principal
Financial Officer]

/s/ Michael D. Vann                   March 13, 1997
--------------------------------
Michael D. Vann, Director

/s/ Stephen Epstein                   March 19, 1997
--------------------------------
Stephen Epstein, Director

/s/ Keith Clinkscales                 March 13, 1997
--------------------------------
Keith Clinkscales, Director

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                      PAGE

Independent Auditor's Report                            2

Consolidated Balance Sheet                              3

Consolidated Statement of Income                        4

Consolidated Statement of Stockholders' Equity          5

Consolidated Statement of Cash Flows                    6

Notes to Consolidated Financial Statements            7 - 12

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES:

630 NINTH AVENUE
NEW YORK, NY  10036

We have audited the accompanying consolidated balance sheet of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as at December 31, 1996 and 1995 and the related consolidated statements of income, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C

                                    Certified Public Accountants

New York, New York
January 29, 1997

                    SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,

                                                                   1996                1995
                                                                ----------            -------
      ASSETS

CURRENT ASSETS

   Cash and Cash Equivalents                                    $   80,751           $    9,351
   Accounts Receivable (Note 2)                                     45,293               25,266
   Inventory (Note 3)                                               30,489               20,811
   Prepaid Expenses                                                 22,422               26,548
   Escrow Advance (Note 12)                                         33,500                   -
   Loans & Exchange                                                 15,968                4,482
                                                                ----------           ----------
      Total Current Assets                                         228,423               86,458

Property and Equipment, Net of Accumulated
   Depreciation of $215,037 and $152,848,
   respectively (Note 4)                                           262,032              220,114

Intangible Assets, Net of Accumulated
   Amortization of $387,405 and $357,084,
   respectively (Note 5)                                            36,735               66,336
   Security Deposits                                                49,357               50,730
   Deferred Taxes (Note 9)                                              -                    -
                                                                ----------           ---------

      TOTAL ASSETS                                              $  576,547           $  423,638
                                                                ==========           ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash Overdraft                                              $     3,851          $        -
   Current Portion of Long-Term Debt (Notes 7 & 8)                  10,956               16,814
   Accounts Payable & Accrued Expenses                             257,709              296,547
   Obligation Under Capital Lease (Note 7)                           5,533                6,456
                                                               -----------          -----------
      Total Current Liabilities                                    278,049              319,817
                                                               -----------          -----------

LONG-TERM LIABILITIES

   Long-Term Debt (Notes 7 & 8)                                    171,199              773,678
   Obligation Under Capital Lease (Note 7)                              -                 5,072
                                                               -----------          -----------
      Total Long-Term Liabilities                                  171,199              778,750

                                                                -----------          -----------

      TOTAL LIABILITIES                                            449,248            1,098,567
                                                               -----------          -----------

COMMITMENTS AND CONTINGENCIES (Notes 10 & 12)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred Stock, par value $.003; Authorized
    500,000 shares; issued and outstanding
    125,000 shares                                                     375                   -
   Common Stock, par value $.003; Authorized
    14,500,000 shares; issued and outstanding
    3,139,816 shares                                                 9,420                5,469
   Additional Paid-in Capital                                      765,649               14,837
   Partners'Capital                                             (   18,356)          (   52,470)
   Accumulated (Deficit)                                        (  629,789)          (  642,765)
                                                               -----------          -----------
      Total Stockholders' Equity (Deficit)                         127,299           (  674,929)
                                                               -----------          -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   576,547           $  423,638
                                                               ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                                  1996                  1995
                                                                                -----------           --------
SALES                                                                           $ 3,596,282          $ 4,048,152

COST OF SALES                                                                       979,835            1,157,778
                                                                                -----------          -----------

GROSS PROFIT                                                                      2,616,447            2,890,374
                                                                                -----------          -----------

Operating Expenses                                                                2,368,822            2,817,356
Interest Expense                                                                     75,247               82,210
                                                                                -----------          -----------
                                                                                  2,444,069            2,899,566
                                                                                -----------           -----------

Income (Loss) Before Depreciation, Amortization,
   Other (Expenses) and Provision for Income Taxes                                  172,378           (    9,192)

Depreciation & Amortization                                                      (   93,468)          (  142,202)
Loss on Abandonment of Assets                                                    (    1,306)          (  105,491)
                                                                                -----------          -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                      77,604           (  256,885)

PROVISION FOR INCOME TAXES (Note 9)                                                  13,633                5,178
                                                                                -----------          -----------

NET INCOME (LOSS)                                                               $    63,971          $(  262,063)
                                                                                ===========          ===========

EARNINGS (LOSS) PER SHARE:

   Primary                                                                      $     0.031          $(   0.144)
                                                                                ===========          ==========
   Fully Diluted                                                                $     0.031          $(   0.144)
                                                                                ===========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                 Additional
                                  Preferred Stock        Common Stock                                    Total         Stockholders'
                                ------------------    -------------------     Paid-in    Partners'    Accumulated         Equity
                                Shares      Amount    Shares       Amount     Capital     Capital       Deficit          (Deficit)
                                ------      ------    ------       ------     -------    ---------    -----------      -------------
Balance-December 31, 1994                             5,468,753    $5,469     $ 14,837   $(69,273)    $(363,087)        $(427,054)

Distributions                                                                                (812)

Net Income (Loss)                                                                          17,615      (279,678)

                                ------      ------    ---------    ------     -------    ---------    ---------
Balance - December 31, 1995                           5,468,753     5,469       14,837    (52,470)     (642,765)        $ 674,992
                                                                                                                        =========
Issuance of Common Stock
  in Conversion of
  Stockholder Loan                                    2,750,690     2,751      547,387

Reverse 1 for 3 Stock
  Split                                              (5,479,627)

Issuance of Common Stock
  in Conversion of
  Stockholder Loan                                      400,000     1,200       78,800

Issuance of Preferred Stock
  in Conversion of
  Stockholder Loan              125,000     $ 375                              124,625

Distributions                                                                             (16,880)

Net Income                                                                                               50,994            12,976
                                -------     -----     ---------    ------     --------   --------     ---------         ---------
Balance-December 31, 1996       125,000     $ 375     3,139,816    $9,420     $765,649   $(18,356)    $(629,789)        $ 127,299
                                =======     =====     =========    ======     ========   ========     =========         =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 DECEMBER 31,

                                                                                     1996                1995
                                                                                  ----------          -------
CASH FLOWS FROM OPERATING ACTIVITIES

          Net Income (Loss)                                                       $   63,971          $(  262,063)
          Non Cash Items Included in Net Income (Loss):
             Loss on Disposition of Assets                                             1,306              105,491
             Depreciation and Amortization                                            93,468              142,202
          (Increase) Decrease In:
             Accounts Receivable                                                   (  20,027)              51,113
             Prepaid Expenses                                                          4,126               11,764
             Inventory                                                             (   9,678)               6,629
             Loans and Exchange                                                    (  44,986)               6,500
             Security Deposits                                                         1,373               11,225
          (Decrease) Increase In:
             Accounts Payable & Accrued Expenses                                   (  38,838)              73,199
                                                                                  ----------          -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                             50,715              146,060
                                                                                  ----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of Property and Equipment                                       ( 108,512)          (   67,420)
                                                                                  ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Increase in Debt                                                           180,410              104,619
          Repayment of Debt                                                        (  39,182)          (   43,636)
          Partner Distributions                                                    (  16,880)          (      812)
                                                                                  ----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            125,348               60,171
                                                                                  ----------          -----------

Net Increase in Cash During the Year                                                  67,551              138,811
Cash - January 1,                                                                      9,351           (  129,460)
                                                                                  ----------          -----------
Cash - December 31,                                                               $   76,902          $     9,351
                                                                                  ==========          ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash Paid During the Year For:
             Interest                                                             $   36,360          $    19,652
                                                                                  ==========          ===========
             Taxes                                                                $      704           $        -

                                                                                  ==========           ==========


NON-CASH FINANCING ACTIVITIES

          During the year the Company issued preferred and common stock to convert stockholder loans totalling $749,652.

The accompanying notes are an integral part of the consolidated financial statements.

                   SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 and 1995

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a.       History

                  Soulfood Concepts, Inc. (f/k/a STG, International, Inc.)
                  ("the Company"), is a Delaware Corporation. The Company owns the outstanding stock of Shark Restaurant Corp. and Shark Catering Corp., which it acquired on December 14, 1992. Shark Restaurant Corp. operates the Shark Bar Restaurant in New York, New York. Shark Catering Corp., a take-out catering establishment, ceased operations in June, 1995. In 1995, T.W.S. Rest. Corp. was formed to operate a take-out service in Jamaica, N.Y. It too ceased operations in June, 1995.

                  7 West Rest. Corp., a New York Corporation formed in February, 1994, was created to be the general partner of Avenue A Restaurant Associates, L.P. which operates Mekka Restaurant in New York, N.Y.

                  The consolidated financial statements reflect the accounts of all the above entities for the periods that they were in existance. All significant intercompany transactions and balances have been eliminated.

         b.       Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c.       Cash and Cash Equivalents

                  All instruments purchased with a maturity of three months or less have been classified as cash equivalents.

         d.       Inventory

                  Inventory is valued at the lower of cost or market under the FIFO method of costing.


         e.       Depreciation and Amortization

                  Fixed assets are valued at cost and are depreciated over their useful lives, usually 7 years using the straight line method. Leasehold improvements are amortizable over the life of the lease.

         f.       Organization Costs

                  Organization costs are being amortized over 60 months.

         g.       Costs of Leasehold

                  The cost of leasehold arose from the purchased business and is being amortized over the life of the lease.

                    SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 and 1995

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (cont'd)

         h.       Goodwill

                  Goodwill arose from the excess of the cost of the purchased business over the value of the net underlying assets and has been amortized by the straight line method over the term of the agreement which was 66 months and expired in April of 1996.

        i.        Earnings Per Share

                  The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period. Fully diluted earnings per share additionally assumes the conversion of outstanding Preferred Stock. In 1995, the computation of both primary and fully diluted earnings per share was based on the weighted average number of outstanding common shares. The shares used in the computations for the years ended December 31, 1996 were as follows:

                                       1996                  1995
                                    ---------             -------

                  Primary           2,056,217             1,822,918
                  Fully Diluted     2,059,642             1,822,918

         j.       Income Taxes

                  Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

NOTE 2 -          ACCOUNTS RECEIVABLE

                  Accounts receivable consist of charges due from credit card companies and others.

NOTE 3 -          INVENTORY

                  Inventory consisted of the following at December 31:


                                         1996            1995
                                       --------        ------

                  Food                 $  6,459        $  4,053
                  Beverage               23,611          15,252
                                       --------        --------
                                         30,070          19,305
                  Other Merchandise         419           1,506
                                       --------        --------
                                       $ 30,489        $ 20,811
                                       ========        ========

                    SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 and 1995

NOTE 4 -          PROPERTY AND EQUIPMENT

                  Property and Equipment consisted of the following at December 31:

                                                                                  Accumulated            Net Book
                  1996                                         Cost               Depreciation             Value
                  ----                                      ---------             ------------          --------
                  Furniture, Fixtures &
                    Equipment                               $ 370,100             $ 170,293             $ 199,807
                  Leasehold Improvement                       106,969                44,744                62,225
                                                            ---------             ---------             ---------
                                                            $ 477,069             $ 215,037             $ 262,032
                                                            =========             =========             =========

                  1995
                  Furniture, Fixtures &
                    Equipment                               $ 291,446             $ 123,155             $ 168,291
                  Leasehold Improvement                        81,516                29,693                51,823
                                                            ---------             ---------             ---------
                                                            $ 372,962             $ 152,848             $ 220,114
                                                            =========             =========             =========

                  Depreciation expense for the years ending December 31, 1996 and 1995 was $48,819 and $44,037, respectively.

NOTE 5 -          OTHER ASSETS

                  Other Assets consist of the following at December 31:

                                                                                  Accumulated             Net Book
                  1996                                        Cost                Amortization             Value
                  ----                                        ----                ------------            --------
                  Organization Cost                         $  24,140             $  23,120             $   1,020
                  Cost of Leasehold                           380,000               344,285                35,715
                  Restrictive Covenant                         10,000                10,000                    -
                  Goodwill                                     10,000                10,000                    -
                                                            ---------             ---------             ---------
                                                            $ 424,140             $ 387,405             $  36,735

                                                            =========             =========             =========

                  1995
                  ----
                  Organization Cost                         $  24,140             $  22,750             $   1,390
                  Cost of Leasehold                           380,000               316,420                63,580
                  Restrictive Covenant                         10,000                 9,317                   683
                  Goodwill                                     10,000                 9,317                   683
                                                            ---------             ---------             ---------
                                                            $ 424,140             $ 357,804             $  66,336
                                                            =========             =========             =========

                   SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 and 1995

NOTE 6 -          INVESTMENT IN PARTNERSHIP

                  The Company, through its subsidiary 7 West Rest. Corp., is the general partner in Avenue A Restaurant Associates, L.P., which operates a similar restaurant facility. 7 West Rest. Corp. owns a 60% general partnership interest and a 2% limited partnership interest.

                  7 West Rest. Corp. has advanced funds to the partnership as per the partnership agreement. It also performs management services for which fees are paid to it by the partnership. These intercompany transactions and balances have been eliminated in consolidation.

NOTE 7 -          LONG-TERM DEBT

                  Long-term debt at December 31 consists of the following:

                                                                                     1996                   1995
                                                                                   --------              -------
                  Working capital loan from Citibank, bearing interest at 11.5%
                  per annum on the outstanding balance, payable in monthly
                  installments of $913 principal only with interest accrued,
                  maturing in January, 1999.                                      $  22,826             $  33,785

                  Note payable for purchase of restaurant. Terms indicate a monthly payment of $3,805, including interest at 11%, self liquidating.

                  Last scheduled payment was April, 1996.                                 -                 5,858

                  Advances from officers of the Company, payable on demand. It is intended that these advances will be repaid in more than
                  one year. No interest has been accrued on these advances.          73,169               105,719

                  Partner loans to Avenue A Restaurant Associates, L.P.
                  being repaid on a quarterly basis.  Interest is also being paid on a quarterly basis at 10% per annum to the limited
                  partners and any unpaid amounts have been accrued.                 86,160               125,000

                  Advances from stockholder, payable on demand, convertible into common stock and bearing interest on the principal balance at

                  10% per annum. Includes accrued interest of $120,030.
                  (See Note 11).                                                          -               520,130
                                                                                  ---------             ---------

                  Total                                                             182,155               790,492

                  Less:  Current Portion                                             10,956                16,814
                                                                                  ---------             ---------

                  Long-Term Debt                                                  $ 171,199             $ 773,678
                                                                                  =========             =========

                   SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 and 1995

NOTE 8 -          RELATED PARTY TRANSACTIONS

                  The Company was advanced monies from shareholders and officers as detailed in Note 7.

NOTE 9 -          INCOME TAXES

                  The provision for income taxes is summarized as follows:

                  Federal Income Tax                  $ 10,993     $     -
                  State and Local                       13,633       5,178
                                                      --------    --------
                                                        24,626       5,178
                  Tax Benefit of Net Operating Loss
                   Carryfowards                        (10,993)          -
                                                      --------     -------
                  Provision for Income Taxes          $ 13,633    $  5,178
                                                      ========    ========

                  The Company has net carryforward losses substantially in excess of their profits. Because of the uncertainty of future profits, a valuation allowance has been established equal to the tax benefit of the loss carryforwards.

                  The loss carryforwards expire as follows:

                  December 31,

                  2007                     $  4,419
                  2008                       26,900
                  2009                      218,652
                  2010                      120,030
                                           --------
                                           $370,001

NOTE 10 -         COMMITMENTS AND CONTINGENCIES

                  The Company is obligated under several rental agreements.

                  1. Shark Bar Restaurant space expires 1999. Annual rent of $82,800 with no scheduled increases.

                  2. Shark Bar Restaurant extension expires 1999. Annual rent of $29,800 increasing to $36,200 by expiration.


                  3. Office space expiring August 1998 with an annual rent of $31,800 increasing to $32,400 by expiration.

                  4. Mekka Restaurant space expires December, 2002 with an annual rent of $44,128 increasing to $53,628 by expiration. There is an option to extend the lease five years for a $20,000 fee.

                        The Company is obligated under a capital lease for the purchase of equipment. Minimum future rental payments are as follows:

                        1997                                $ 5,533

                             SOULFOOD CONCEPTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 and 1995

NOTE 11 -         STOCKHOLDERS' EQUITY

                  Preferred Stock

                  On December 30, 1996, the Board of Directors of the Company approved the issuance of 125,000 shares of preferred stock in exchange for a reduction in the amount owed to a stockholder. Beginning January 1, 1997, the holder of the preferred stock may convert each share of Preferred Stock into five shares of common stock.

                  Common Stock

                  On December 6, 1996, advances from a stockholder as described in Note 7 were converted into 2,750,690 shares of stock.

                  On December 30, 1996, an additional 400,000 shares of stock were issued to the same stockholder for a reduction in the amount owed to that stockholder.

                  Reverse Stock Split

                  On November 6, 1996, the Board of Directors of the Company adopted a resolution authorizing amendments to the Company's Articles of Incorporation approving a reverse split of the Company's outstanding common stock, par value $.001 per share on the basis of one new share of common stock of the Company for each 3 shares of outstanding common stock as of that date and increasing the par value to $.003 per share.

                  Warrants and Options

                  There were no warrants or options in effect as of the date of this report.

NOTE 12 -         SUBSEQUENT EVENTS

                  On January 10, 1997, the Company completed the purchase of the "Affair Club" in Chicago, Ill. from Affair, L.P. for $335,000. The President of the Company has financed this purchase with a loan at 10% interest to the Company which will be convertible into Capital Stock. The purchase was for the lease, restaurant assets and licenses of the Affair Club. The Affair, L.P. partners will have no connection to the new club. Two key employees of the Avenue A Restaurant Associates, L.P. have been sent to Chicago to orchestrate the opening of Shark Bar

                  Chicago, the former Affair Club.