Form 10QSB
period 1997-03-31
SOULFOOD CONCEPTS INC
filed 1997-05-15
CIK 873086

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from


Commission File Number:  33-39231


      Soulfood Concepts, Inc.
      (Exact Name of Small Business Issuer as Specified in its Charter)


       Delaware                                       13-3585743
 (State of Incorporation)                  (IRS Employer Identification No.)


           630 Ninth Avenue, New York, New York                 10036
     (Address if Principal Executive Offices)                 (Zip Code)


Issuer's telephone number, including area code:   (212) 262-8333


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes                     No    X
       ----                      ---

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of March 31, 1997 was 3,139,816 shares.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET - ASSETS (UNAUDITED)


                                                   March 31,  December 31,
                                                      1997        1996
                                                  ----------   ----------
                  ASSETS
CURRENT ASSETS
         Cash and Cash Equivalents                $   81,872   $   80,751
         Accounts Receivable                          70,200       45,293
         Inventory                                    41,031       30,489
         Prepaid Expenses                             31,966       22,422
         Escrow Advance                                 --         33,500
         Loans & Exchange                              8,056       15,968
                                                  ----------   ----------
                  Total Current Assets               233,125      228,423


Property and Equipment, Net of Accumulated
         Depreciation of $263,238 and $215,037,
          respectively                               721,576      262,032


Intangible Assets, Net of Accumulated
         Amortization of $395,185 and $387,405,
          respectively                               212,585       36,735
         Security Deposits                            52,407       49,357
         Deferred Taxes                                 --           --
                                                  ----------   ----------

                  TOTAL ASSETS                    $1,219,693   $  576,547
                                                  ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET - LIABILITIES AND
                        STOCKHOLDERS' EQUITY (UNAUDITED)

                                                     March 31,   December 31,
                                                       1997         1996
                                                    ----------   ----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash Overdraft                                  $     --     $    3,851
    Current Portion of Long-Term Debt                   10,956       10,956
    Accounts Payable & Accrued Expenses                328,122      257,709
    Obligation Under Capital Lease                      47,406        5,533
                                                    ----------   ----------
       Total Current Liabilities                       386,484      278,049


    Long-Term Debt (Notes 7 & 8)                       688,462      171,199
                                                    ----------   ----------

       TOTAL LIABILITIES                             1,074,946      449,248
                                                    ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred Stock, par value $.003; Authorized
     500,000 shares; issued and outstanding
     125,000 shares                                        375          375
    Common Stock, par value $.003; Authorized
     14,500,000 shares; issued and outstanding
     3,139,816 shares                                    9,420        9,420
    Additional Paid-in Capital                         765,649      765,649
    Partners'Capital                                     6,520   (   18,356)
    Accumulated Deficit                             (  637,217)  (  629,789)
                                                    ----------   ----------
       Total Stockholders' Equity                      144,747      127,299
                                                    ----------   ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,219,693   $  576,547
                                                    ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                1997           1996
                                                             -----------    -----------
SALES                                                        $ 1,008,432    $   812,285

COST OF SALES                                                    265,510        223,651
                                                             -----------    -----------

GROSS PROFIT                                                     742,922        588,634
                                                             -----------    -----------

Operating Expenses                                               640,370        567,156
Interest Expense                                                  14,995          3,376
                                                             -----------    -----------
                                                                 655,365        570,532
                                                             -----------    -----------

Income Before Depreciation, Amortization,
    Other Income (Expenses) and Provision for Income Taxes        87,557         18,102

Depreciation & Amortization                                  (    35,692)   (    19,729)
Interest Income                                                      188            --
Pre-Opening Expenses                                         (    33,985)           --
                                                             -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                   18,068    (     1,627)

PROVISION FOR INCOME TAXES                                           620           --
                                                             -----------    -----------

NET INCOME (LOSS)                                            $    17,448    $(    1,627)
                                                             ===========    ===========


EARNINGS (LOSS) PER SHARE:
    Primary                                                  $       .01    $(      .00)
                                                             ===========    ===========
    Fully Diluted                                            $       .01    $(      .00)
                                                             ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                      - 3 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)


                                                                                                       Additional
                                                   Preferred Stock              Common Stock            Paid-in
                                               Shares        Amount        Shares         Amount        Capital
                                             -----------   -----------   -----------    -----------    -----------
Balance - December 31, 1994                         --     $      --       5,468,753    $     5,469    $    14,837

Distributions                                       --            --             --            --             --

Net Income (Loss)                                   --            --             --            --             --
                                             -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1995                         --            --       5,468,753          5,469         14,837

Issuance of Common Stock in
         Conversion of Stockholder Loan             --            --       2,750,690          2,751        547,387

Reverse 1 for 3 Stock Split                         --            --      (5,479,627)          --             --

Issuance of Common Stock in
 Conversion of Stockholder Loan                     --            --         400,000          1,200         78,800

Issuance of Preferred Stock in
 Conversion of Stockholder Loan                  125,000           375           --            --          124,625

Distributions                                       --            --             --            --            --

Net Income                                          --            --             --            --            --
                                             -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1996                      125,000           375     3,139,816          9,420        765,649

Net Income (Loss)                                   --            --             --            --            --
                                             -----------   -----------   -----------    -----------    -----------

Balance - March 31, 1997                         125,000   $       375     3,139,816    $     9,420    $   765,649
                                             ===========   ===========   ===========    ===========    ===========

                                                                             Total
                                             Partners'     Accumulated    Stockholders'
                                              Capital        Deficit    Equity (Deficit)
                                            -----------    -----------    -----------
Balance - December 31, 1994                 $(   69,273)   $(  363,087)   $(  412,054)

Distributions                                (      812)          --       (      812)

Net Income (Loss)                                17,615     (  279,678)    (  262,126)
                                            -----------    -----------    -----------

Balance - December 31, 1995                  (   52,470)    (  642,765)    (  674,992)

Issuance of Common Stock in
         Conversion of Stockholder Loan            --             --          550,138

Reverse 1 for 3 Stock Split                        --             --             --

Issuance of Common Stock in
 Conversion of Stockholder Loan                    --             --           80,000

Issuance of Preferred Stock in
 Conversion of Stockholder Loan                    --             --          125,000

Distributions                                (   16,880)          --       (   16,880)

Net Income                                       50,994         12,976         63,970
                                            -----------    -----------    -----------

Balance - December 31, 1996                  (   18,356)    (  629,789)       127,299

Net Income (Loss)                                24,876     (    7,428)        17,448
                                            -----------    -----------    -----------

Balance - March 31, 1997                    $     6,520    $(  637,217)   $   144,747
                                            ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1997        1996
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                $  17,448    $(  1,627)
    Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
       Depreciation and Amortization                    35,692       19,729
    (Increase) Decrease In:
       Accounts Receivable                           (  24,907)       1,307
       Prepaid Expenses                              (   9,544)    ( 22,755)
       Inventory                                     (  10,542)       2,501
       Escrow Advance                                   33,500         --
       Loans and Exchange                                7,912     (  1,500)

       Security Deposits                             (   3,050)         800
       Other Assets                                  ( 183,630)        --
    (Decrease) Increase In:
       Accounts Payable & Accrued Expenses              70,413     ( 40,669)
       Leases Payable                                   41,873         --
                                                     ---------    ---------

NET CASH (USED IN) OPERATING ACTIVITIES              (  24,835)    ( 42,214)
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property and Equipment               ( 507,745)    (  2,670)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Debt                                   542,430       48,139
    Repayment of Debt                                (   4,880)    (  5,613)
    Partner Distributions                                 --       (    813)
                                                     ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES              537,550       41,713
                                                     ---------    ---------

Net Increase (Decrease) in Cash During the Period        4,970     (  3,171)
Cash - January 1,                                       76,902        9,351
                                                     ---------    ---------


Cash - March 31,                                     $  81,872    $   6,180
                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash Paid During the Period:
       Interest                                      $   2,614    $   2,894
                                                     =========    =========
       Taxes                                         $   4,595    $   1,408
                                                     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

       a.       Basis of Presentation

                The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

                For further information refer to the financial statements and footnotes included in the Registrant's Prospectus on Form 10-KSB for the year ended December 31, 1996.

                The results of Operations for any interim period are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

                The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware during October, 1984 and its subsidiaries:

                1) Shark Restuarant Corp., ("SRC") incorporated under the  laws of the State of New York on June 7, 1990 (owned 100% by the Company);

                2) Shark Catering Corp., ("SCC"), incorporated under the laws of the State of New York on May 14, 1992 (owned 100% by the Company); currently inactive.

                3) 7 West Corp. ("7 West"), incorporated under the laws of  the
                   State of New York on February 1, 1994 (owned 100% by the Company);

                4) Avenue A Restuarnat Associates, L.P. ("Avenue A"), organized as a limited partnership pursuant to a limited partnership agreement dated September 1994 (owned 62% by 7 West);

                5) Affair Restaurant, Inc. ("Shark Bar Chicago"), purchased on
                   January 10, 1997 from Affair, L.P. (See Note 5), (owned 100% by the Company); and


                6) TWS Restaurant, Corp. ("TWS"), incorporated under the laws of the State of New York on May 1, 1995 (owned 100% by the Company); currently inactive.

                All significant intercompany accounts and transactions have been eliminated in consolidation.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (cont'd)

       b.       Earnings Per Share

                The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period. Fully diluted earnings per share additionally assumes the conversion of outstanding Preferred Stock.

NOTE 2 -        INVENTORY

                Inventory consisted of the following at:

                                  March 31,  December 31,
                                     1997       1996
                                    -------   -------
                Food                $10,503   $ 6,459
                Beverage             30,371    23,611
                                    -------   -------
                                     40,874    30,070
                Other Merchandise       157       419
                                    -------   -------
                                    $41,031   $30,489
                                    =======   =======


NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and Equipment consisted of the following:

                                                 Accumulated  Net Book
                                        Cost    Depreciation   Value
                                       --------   --------   --------
               March 31, 1997
               Furniture, Fixtures &

                  Equipment            $622,253   $210,805   $411,448
               Leasehold Improvement    362,561     52,433    310,128
                                       --------   --------   --------
                                       $984,814   $263,238   $721,576
                                       ========   ========   ========

               December 31, 1996
               Furniture, Fixtures &
                 Equipment             $370,100   $170,293   $199,807
               Leasehold Improvement    106,969     44,744     62,225
                                       --------   --------   --------
                                       $477,069   $215,037   $262,032
                                       ========   ========   ========

               Depreciation and amortization expense of property and equipment for the three months ended March 31, 1997 was $27,912.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -        INTANGIBLE ASSETS

                Itangible Assets consisted of the following:

                                                                    Accumulated          Net Book
                                                      Cost         Amortization           Value
                                                   ----------     --------------        ----------
                March 31, 1997
                --------------
                Organization Cost                  $   54,890        $    24,598        $   30,292
                Cost of Leasehold                     410,000            350,587            59,413
                Restrictive Covenant                   10,000             10,000                -
                Goodwill                               10,000             10,000                -
                Prepaid Opening Costs                 122,880                 -            122,880
                                                   ----------        -----------        ----------
                                                   $  607,770        $  395,185         $  212,585
                                                   ==========        ==========         ==========

                December 31, 1996
                -----------------
                Organization Cost                  $   24,140         $   23,120      $      1,020
                Cost of Leasehold                     380,000            344,285            35,715
                Restrictive Covenant                   10,000             10,000                -
                Goodwill                               10,000             10,000                -

                                                   ----------         ----------        ----------
                                                   $  424,140         $  387,405        $   36,735
                                                   ==========         ==========        ==========


NOTE 5 -        ACQUISITIONS

                On January 10, 1997, the Company completed the purchase of the "Affair Restaurant, Inc." in Chicago, Ill. from Affair, L.P. for $335,000. To finance this acquisition, the President of the Company has loaned $305,000 at 10% interest to the Company which will be convertible into capital stock. The purchase was for the lease, restaurant assets and licenses of Affair Restaurant, Inc. The Affair, L.P. partners will have no connection to the new restaurant. The Shark bar restaurant opened to the public on March 22, 1997.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -        LONG-TERM DEBT

                Long-term debt consists of the following:

                                                                              March 31,           December 31,
                                                                                 1997                 1996
                                                                              ----------           ----------
                Working capital loan from Citibank, bearing
                interest at 11.5% per annum on the
                outstanding balance, payable in monthly
                installments of $913 principal only with
                interest accrued, maturing in January, 1999.                 $    19,957          $    22,826

                Advances from officer of the Company. It is
                intended that these advances will be
                exchanged for preferred stock.  Interest has
                been accrued on these advances.                                  372,345               73,169

                Partner loans to Avenue A Restaurant
                Associates, L.P. being repaid on a quarterly
                basis.  Interest is also being paid on a
                quarterly basis at 10% per annum to the
                limited partners and any unpaid amounts have
                been accrued.                                                     86,160               86,160



                The Company received a loan from an outside
                investor of $220,000 in February 1997.                           220,000                  --
                                                                              ----------           ----------

                Total                                                            698,462              182,155

                Less:  Current Portion                                            10,956               10,956
                                                                              ----------           ----------

                Long-Term Debt                                                $  688,462           $  171,199
                                                                              ==========           ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -        INCOME TAXES

                The provision for income taxes is summarized as follows:

                                                  March 31,   March 31,
                                                     1996       1996
                                                   -------   ----------
               Federal Income Tax                  $   --    $     --
               State and Local                         620         --
                                                   -------   ----------
                                                       620         --
               Tax Benefit of Net Operating Loss
                Carryfowards                           --          --
                                                   -------   ----------
               Provision for Income Taxes          $   620   $     --
                                                   =======   ==========

               The Company has net carryforward losses substantially in excess of their profits. Because of the uncertainty of future profits, a valuation allowance has been established equal to the tax benefit of the loss carryforwards.

               The loss carryforwards expire as follows:

               December 31,
               2007                     $  4,419
               2008                       26,900
               2009                      218,652
               2010                      120,030
                                        --------
                                        $370,001
                                        ========


NOTE 8 -       COMMITMENTS AND CONTINGENCIES

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

       4. Mekka Restaurant space expires December, 2002 with an annual rent of $44,128 increasing to $53,628 by expiration. There is an option to extend the lease five years for a $20,000 fee. This agreement includes an additional rental of 1% of sales monthly to be paid monthly.

       5. Shark Bar Chicago space expires July 31, 1999 with an annual base rent of $48,000. The agreement also calls for an additional rental of 8% of sales that exceed $50,000 monthly to be paid monthly with a maximum additional rent of $5,000 per month.

                             SOULFOOD CONCEPTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


 The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements and information relating to a new restaurant opening on March 22, 1997.


Results of Operations for Three Months Ended March 31, 1997 vs. 1996

 Sales for the three months ended March 31, 1997 increased by 19% to $1,008,432 from sales of $812,285 during the three months ended March 31, 1996. The principal reasons for the increase were higher sales level at two existing locations from the prior year, as well as, the new location contributing $60,000 to the sales level. Cost of sales decreased to 26.4% during the three months ended March 31, 1997 from 27.5% during 1996. This improvement resulted from both the sales mix and from improved controls.



 Income before depreciation, amortization, other income (expenses) and provision for income taxes increased to $87,557 from $18,102 in the previous year. This increase is due to higher sales and lower operating expenses as a percentage of sales. Overall expenses increased $84,833 from the previous period mainly due to the opening of the new location.

Liquidity and Capital Resources at March 31, 1997 and Subsequent Acquisitions

 Cash at March 31, 1997 was $81,872 which marginally increased from $80,751 at December 31, 1996. Assets increased by $643,146 to $1,219,693 mainly due to the acquisition of a new restaurant location. Total liabilities increased by $625,698 to $1,074,946 in part due to loans received in connection with the acquiring of new restaurant.

 In furtherance of the Company's nationwide expansion strategy, the Company on January 10, 1997, completed the purchase of a restaurant location in Chicago, Illinois. To finance this acquisition the president of the Company contributed capital of $305,000 which will be converted into capital stock. The Company also secured a loan from an outside investor for $220,000 which is intended to be converted to capital stock and Long-Term note. Further, one of the Company's subsidiary contributed approximately $170,000. On March 22, 1997, the restaurant opened with resulting sales of $60,000 for the nine business days ending March 31, 1997.

                           PART II. OTHER INFORMATION


NONE

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SOULFOOD CONCEPTS, INC.



Date:    May 13, 1997                         By: /s/ Brian Hinchcliffe
      -----------------------                          Brian Hinchcliffe,
                                                       President


Date:    May 13, 1997                         By: /s/ Kevin Starkes
      -----------------------                          Kevin Starkes
                                                       Vice President and
                                                       Treasurer (Principal
                                                       Financial Officer)