Form 10QSB
period 1997-06-30
SOULFOOD CONCEPTS INC
filed 1997-08-14
CIK 873086

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from

Commission File Number:  33-39231
                         --------

              Soulfood Concepts, Inc.
--------------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                           13-3585743
--------------------------------------------------------------------------------
     (State of Incorporation)        (IRS Employer Identification No.)

              630 Ninth Avenue, New York, New York               10036
--------------------------------------------------------------------------------
     (Address if Principal Executive Offices)                 (Zip Code)

Issuer's telephone number, including area code:   (212) 262-6247
                                                  --------------


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

     Yes_____          No  __X__

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of August 11, 1997 was 3,373,172 shares.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET - ASSETS (UNAUDITED)



                                                           June 30,     December 31,
                                                             1997          1996
                                                         ----------     ----------
     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                             $  601,308     $   80,751
   Accounts Receivable                                       79,620         45,293
   Inventory                                                 45,523         30,489
   Prepaid Expenses                                          34,616         22,422
   Escrow Advance                                                 -         33,500
   Loans & Exchange                                           2,156         15,968
                                                         ----------     ----------
     Total Current Assets                                   763,223        228,423


Property and Equipment, Net of Accumulated
 Depreciation of $293,242 and $215,037, respectively        768,246        262,032


Intangible Assets, Net of Accumulated Amortization
  of $469,188 and $387,405, respectively                    168,008         36,735
Security Deposits                                            52,407         49,357
Deferred Taxes                                                    -              -
                                                         ----------     ----------
     TOTAL ASSETS                                        $1,751,883     $  576,547
                                                         ==========     ==========





The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET - LIABILITIES AND
                        STOCKHOLDERS' EQUITY (UNAUDITED)


                                                      June 30,       December 31,
                                                        1997             1996
                                                    -----------      -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Cash Overdraft                                   $         -      $     3,851
   Current Portion of Long-Term Debt                     22,957           10,956
   Accounts Payable & Accrued Expenses                  359,226          257,709
   Obligation Under Capital Lease                         6,184            5,533
                                                    -----------      -----------
     Total Current Liabilities                          388,367          278,049


   Long-Term Debt (Notes 5 & 7)                         944,791          171,199
                                                    -----------      -----------

     TOTAL LIABILITIES                                1,333,158          449,248
                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred Stock, par value $.003; Authorized
    500,000 shares; issued and outstanding
    125,000 shares                                          375              375
   Common Stock, par value $.003; Authorized
    14,500,000 shares; issued and outstanding
    3,439,816 shares                                     10,320            9,420
   Additional Paid-in Capital                           984,749          765,649
   Partners'Capital                                      41,344          (18,356)
   Accumulated Deficit                                 (618,063)        (629,789)
                                                    -----------      -----------
     Total Stockholders' Equity                         418,725          127,299
                                                    -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,751,883      $   576,547
                                                    ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)




                                                     Six Months Ended                Three Months Ended
                                                          June 30,                        June 30,
                                              ----------------------------      ----------------------------
                                                  1997             1996             1997             1996
                                              -----------      -----------      -----------      -----------

SALES                                         $ 2,572,970      $ 1,719,958      $ 1,564,538      $   907,673

COST OF SALES                                     722,396          467,007          456,886          243,356
                                              -----------      -----------      -----------      -----------

GROSS PROFIT                                    1,850,574        1,252,951        1,107,652          664,317
                                              -----------      -----------      -----------      -----------

Operating Expenses                              1,570,386        1,132,093          930,016          564,937
Interest Expense                                   43,704           27,418           28,709           24,042
                                              -----------      -----------      -----------      -----------
                                                1,614,090        1,159,511          958,725          588,979
                                              -----------      -----------      -----------      -----------

Income Before Depreciation, Amortization,
 Other Income (Expenses) and Provision
 for Income Taxes                                 236,484           93,440          148,927           75,338

Depreciation & Amortization                       (85,375)         (39,401)         (49,683)         (19,672)
Interest Income                                       301              983              113              983
Pre-Opening Expenses                              (74,612)               -          (40,627)               -
                                              -----------      -----------      -----------      -----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                      76,798           55,022           58,730           56,649

PROVISION FOR INCOME TAXES                          5,372            2,752            4,752            2,752
                                              -----------      -----------      -----------      -----------

NET INCOME                                    $    71,426      $    52,270      $    53,978      $    53,897
                                              ===========      ===========      ===========      ===========



EARNINGS PER SHARE:

   Primary                                    $       .01      $       .01      $       .01      $       .01
                                              ===========      ===========      ===========      ===========
   Fully Diluted                              $       .01      $       .01      $       .01      $       .01
                                              ===========      ===========      ===========      ===========





The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)



                                     Preferred Stock       Common Stock        Additional                            Total
                                  --------------------  ---------------------   Paid-in   Partners'  Accumulated  Stockholders'
                                    Shares     Amount    Shares      Amount     Capital    Capital     Deficit   Equity (Deficit)
                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------  ----------------

Balance - December 31, 1994              --  $      --   5,468,753  $   5,469  $  14,837  $ (69,273)  $(363,087)  $(412,054)

Distributions                            --         --         --          --         --       (812)         --        (812)

Net Income (Loss)                        --         --         --          --         --     17,615    (279,678)   (262,063)
                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------   ---------

Balance - December 31, 1995              --         --  5,468,753       5,469     14,837    (52,470)   (642,765)   (674,929)

Issuance of Common Stock in
  Conversion of Stockholder Loan         --         --  2,750,690       2,751    547,387         --          --     550,138

Reverse 1 for 3 Stock Split              --         -- (5,479,627)         --         --         --          --          --

Issuance of Common Stock in
 Conversion of Stockholder Loan          --         --    400,000       1,200     78,800         --          --      80,000

Issuance of Preferred Stock in
 Conversion of Stockholder Loan     125,000        375         --          --    124,625         --          --     125,000

Distributions                            --         --         --          --         --    (16,880)         --     (16,880)

Net Income                               --         --         --          --         --     50,994      12,976      63,970
                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------   ---------

Balance - December 31, 1996         125,000        375  3,139,816       9,420    765,649    (18,356)   (629,789)    127,299

Issuance of Common Stock                 --         --    300,000         900    219,100         --          --     220,000

Net Income                               --         --         --          --         --     59,700      11,726      71,426
                                  ---------  ---------  ---------   ---------  ---------  ---------   ---------   ---------

Balance - June 30, 1997             125,000  $     375  3,439,816   $  10,320  $ 984,749  $  41,344   $(618,063)  $ 418,725
                                  =========  =========  =========   =========  =========  =========   =========   =========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                Six Months Ended
                                                                   June 30,
                                                        -----------------------------
                                                            1997              1996
                                                        -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                           $    71,426       $    52,270
   Adjustments to Reconcile Net Income (Loss)
    to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                           85,375            39,401
   (Increase) Decrease In:
     Accounts Receivable                                    (34,327)              690
     Prepaid Expenses                                       (12,194)           (5,141)
     Inventory                                              (15,034)           (1,131)
     Escrow Advance                                          33,500                --
     Loans and Exchange                                      13,812             3,564
     Security Deposits                                       (3,050)              800
     Other Assets                                          (138,442)               --
   (Decrease) Increase In:
     Accounts Payable & Accrued Expenses                    101,517           (76,918)
                                                        -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   102,583            13,535
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                      (584,419)          (24,653)
                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in Debt                                         797,429            91,130
   Repayment of Debt                                        (10,287)           (9,600)
   Increase in Additional Paid-in Capital                   219,100                --
   Partner Distributions                                         --            (8,148)
                                                        -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,006,242            73,382
                                                        -----------       -----------

Net Increase in Cash During the Period                      524,406            62,264


Cash - January 1,                                            76,902             9,351
                                                        -----------       -----------

Cash - June 30,                                         $   601,308       $    71,615
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash Paid During the Period:

     Interest                                           $     5,416       $     2,894
                                                        ===========       ===========
     Taxes                                              $     4,595       $     1,408
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

            For further information refer to the financial statements and footnotes included in the Company's report for the year ended December 31, 1996.

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

                            SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (cont'd)

     b.    Earnings Per Share
           ------------------
            The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period. Fully diluted earnings per share additionally assumes the conversion of outstanding Preferred Stock.

NOTE 2 -   INVENTORY

           Inventory consisted of the following at:

                                                  June 30,     December 31,
                                                   1997           1996
                                                ----------     ----------

           Food                                $     8,367    $     6,459
           Beverage                                 36,447         23,611
                                                ----------     ----------
                                                    44,814         30,070
           Other Merchandise                           710            419
                                                ----------     ----------
                                                $   45,524     $   30,489
                                                ==========     ==========

NOTE 3 -   PROPERTY AND EQUIPMENT

           Property and Equipment consisted of the following:

                                                   Accumulated     Net Book
                                      Cost         Depreciation     Value
                                    ----------     ------------   ----------
           June 30, 1997
           -------------


           Furniture, Fixtures
             & Equipment            $  677,519     $  229,887     $  447,632
           Leasehold Improvement       383,969         63,355        320,614
                                    ----------     ----------     ----------
                                    $1,061,488     $  293,242     $  768,246
                                    ==========     ==========     ==========


           December 31, 1996
           -----------------
           Furniture, Fixtures
             & Equipment            $  370,100     $  170,293     $  199,807
           Leasehold Improvement       106,969         44,744         62,225
                                    ----------     ----------     ----------
                                    $  477,069     $  215,037     $  262,032
                                    ==========     ==========     ==========

           Depreciation and amortization expense of property and equipment for the six months ended June 30, 1997 was $78,205.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -   INTANGIBLE ASSETS

           Intangible Assets consisted of the following:

                                                    Accumulated    Net Book
                                      Cost         Amortization     Value
                                    ----------     ------------   ----------

           June 30, 1997
           -------------

           Organization Cost          $ 54,890         $ 26,076     $ 28,814
           Cost of Leasehold           410,000          348,500       61,500
           Restrictive Covenant         10,000           10,000           --
           Goodwill                     10,000           10,000           --
           Prepaid Opening Costs       152,305           74,612       77,693
                                      --------         --------     --------
                                      $637,195         $469,188     $168,007
                                      ========         ========     ========


           December 31, 1996
           -----------------


           Organization Cost          $ 24,140         $ 23,120     $  1,020
           Cost of Leasehold           380,000          344,285       35,715
           Restrictive Covenant         10,000           10,000           --
           Goodwill                     10,000           10,000           --
                                      --------         --------     --------
                                      $424,140         $387,405     $ 36,735
                                      ========         ========     ========

                            SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                      June 31,     December 31,
                                                       1997            1996
                                                      -------      ------------

         Working capital loan from Citibank,
         bearing interest at 11.5% per annum on
         the outstanding balance, payable in
         monthly installments of $913 principal
         only with interest accrued, maturing in
         January, 1999.                               $   20,785     $   22,826

         The Company has also arranged a financing
         loan with Citibank for the lease of
         equipment with a monthly payment of $1,294       43,901              -

         Bridge Loan advances from officer of the
         Company. It is intended that these advances
         will be repaid or exchanged for preferred
         stock. Interest has been accrued on these
         advances at 10% per annum.                      373,086         73,169

         Partner loans to Avenue A Restaurant
         Associates, L.P. being repaid on a
         quarterly basis. Interest is also being
         paid on a quarterly basis at 10% per
         annum to the limited partners and any
         unpaid amounts have been accrued.                86,160         86,160

         The Company received a $100,000 note in
         February 1997, payable at 10% per annum

         due February 4, 1999. Interest is due
         semi-annually.                                  100,000              -

         The Company also received a $350,000
         convertible debenture in May 1997 from
         the Aton Fund investment group payable
         at 10% per annum due May 21, 1999.
         Interest is due semi-annually. Conversion
         to stock is at 70% of price of major
         financing.                                      350,000              -
                                                      ----------     ----------

         Total                                           973,932        182,155

         Less:  Current Portion                           29,141         10,956
                                                      ----------     ----------

         Long-Term Debt                               $  944,791     $  171,199
                                                      ==========     ==========

                            SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -   INCOME TAXES

           The provision for income taxes is summarized as follows:

                                                        June 30,    June 30,
                                                          1997        1996
                                                        -------     -------
           Federal Income Tax                           $     -     $     -
           State and Local                                5,372       2,752
                                                        -------     -------
                                                          5,372       2,752

           Tax Benefit of Net Operating Loss
            Carryfowards                                      -           -
                                                        -------     -------
           Provision for Income Taxes                   $ 5,372     $ 2,752
                                                        =======     =======


           The Company has net carryforward losses substantially in excess of their profits. Because of the uncertainty of future profits, a valuation allowance has been established equal to the tax benefit of the loss carryforwards.

           The loss carryforwards expire as follows:

           December 31,
           2007                                     $     4,419
           2008                                          26,900
           2009                                         218,652
           2010                                         120,030
                                                     ----------
                                                     $  370,001
                                                     ==========

NOTE 7 -   COMMITMENTS AND CONTINGENCIES

           The Company or its subsidiaries is obligated under several rental agreements.

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

     5. Shark Bar Chicago space expires July 31, 1999 with an annual base rent of $48,000. Rent is fixed at $8,000 after May 1997 until July 1998 when it becomes $9,000 until July 31, 1999. There are two 5-year option periods without cost of living adjustments.

                             SOULFOOD CONCEPTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements and information relating to a new restaurant that opened on March 22, 1997.


Results of Operations for Six Months Ended June 30, 1997 and 1996, and Three
----------------------------------------------------------------------------
Months Ended June 30, 1997 and 1996
-----------------------------------

Sales for the six months ended June 30, 1997 increased by approximately 33% to $2,572,970 from sales of $1,719,958 during the six months ended June 30, 1996. The principal reasons for the increase were higher sales level at two existing locations from the prior year, as well as, the new location contributing $650,658 to the sales level. Sales for the three months ended June 30, 1997 of $1,564,538 were approximately 42% more than sales for the three months ended June 30, 1996 of $907,673. On site operating profits increased at Shark
Bar New York by 8.9% and 4.6% at Mekka compared to the six months ended
June 30, 1996. Cost of sales increased to 28.08% during 1997 from 27.15% during 1996. The increase was due largely in part to the new restaurant being restructured.

Income before depreciation, amortization, other income (expenses) and provision for income taxes increased to $236,484 from $93,440 in the previous year. This increase is due to higher sales and lower operating expenses as a percentage of sales. Overall expenses increased $454,579 from the previous period mainly due to the opening of the new location.

Liquidity and Capital Resources and Subsequent Acquisitions
-----------------------------------------------------------

Cash at June 30, 1997 was $601,308 which substantially increased from $80,751 at December 31, 1996 due to funds being raised for a new restaurant in the Los Angeles area slated for a September 1997 opening. Assets increased by $1,175,336 to $1,751,883 mainly due to the acquisition of a new restaurant location and the raising of additional funds for the Los Angeles restaurant. Total liabilities increased by $883,910 to $1,333,158 in part due to loans raised in acquiring new restaurant.

In furtherance of the Company's nationwide expansion strategy, the Company has purchased a 5,000 sq. ft. location at 826 N. La Cienega Blvd.
for $375,000. This new Shark Bar Restaurant which will open in September 1997, will have 140 seats inside and a 50 seat outdoor patio. To finance this expansion the Company has raised approximately $450,000 through loans made by a private investment group and the issuance of common stock and warrants to private investors.

The Company believes that its cash flow from operations will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 5 -   OTHER INFORMATION

           During the fiscal year 1997, the Company has entered into the following transactions involving the issuance of securities:

     1. On January 17, 1997, the Company issued 100,000 shares of the Company's common stock ("Common Stock") to a private investor in exchange for $20,000.

     2. Pursuant to the terms of a Stock Purchase Agreement dated February 4, 1997, among other things, the Company issued 100,000 unregistered shares of Common Stock and a Warrant to purchase an additional 20,000 of common stock at an exercise price of $1.00 to a private investor, with registration rights relating thereto.

     3. Pursuant to the terms of a Note Purchase Agreement dated May 21, 1997, the Company received $350,000 in exchange for the Company's 10% Convertible Secured Notes (the "Notes") in the aggregate principal amount of $350,000 and warrants at an exercise price of $1.00. The Notes are convertible into the number of fully-paid shares of Common Stock as shall be equal to the aggregate principal amount of the Notes, and interest accrued thereon, divided by $1.00. The shares of Common Stock underlying the Notes and the warrants are subject to registration rights.

     4. Pursuant to the terms of a Stock Purchase Agreement dated June 6, 1997, among other things, the Company issued 100,000 unregistered shares of Common Stock and a warrant to purchase an additional 10,000 shares of Common Stock at an exercise price of $1.00 to a private investor, with registration rights relating thereto.

     5. Pursuant to the terms of an Engagement Letter dated (February 5, 1997) between the Company and Commonwealth Associates ("CA"), whereby CA was engaged to render corporate finance and other financial service matters, the Company granted to CA warrants to purchase 188,000 shares of Common Stock at an exercise price of $.01 per share.

     6. The Avenue A Restaurant Associates partners have options to purchase 1 share of the Company's Common Stock at $6.00 per share for each $2.00 invested.

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SOULFOOD CONCEPTS, INC.

Date: August 14, 1997          By: /s/ Brian Hinchcliffe
     ------------------------      ---------------------
                                       Brian Hinchcliffe,
                                       President

Date: August 14, 1997          By: /s/ Kevin Starkes
     ------------------------      ---------------------
                                       Kevin Starkes
                                       Vice President and Treasurer
                                       (Principal Financial Officer)