Form 10QSB
period 1997-09-30
SOULFOOD CONCEPTS INC
filed 1997-11-14
CIK 873086

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-QSB

(MARK ONE)

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997

 /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           For the transition period from

Commission File Number:  33-39231
                         --------

              Soulfood Concepts, Inc.
------------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                    13-3585743
------------------------------------------------------------------------------
      (State of Incorporation)                (IRS Employer Identification No.)

 630 Ninth Avenue, New York, New York                       10036
------------------------------------------------------------------------------
    (Address if Principal Executive Offices)              (Zip Code)

Issuer's telephone number, including area code:   (212) 262-6247
                                                  --------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes                     No    X
       -------                 -------

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of November 7, 1997 was 3,373,172 shares.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET - ASSETS (UNAUDITED)

                                                                                       September 30,        December 31,
                                                                                            1997               1996
                                                                                       -------------        ------------
       ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                                             $   121,958        $    80,751
    Accounts Receivable                                                                        79,023             45,293
    Inventory                                                                                  54,987             30,489
    Prepaid Expenses                                                                           42,312             22,422
    Escrow Advance                                                                                 -              33,500
    Loans & Exchange                                                                               -              15,968
                                                                                          -----------       ------------
       Total Current Assets                                                                   298,280            228,423

Property and Equipment, Net of Accumulated
 Depreciation of $338,125 and $215,037, respectively                                          992,220            262,032

Intangible Assets, Net of Accumulated Amortization
  of $520,250 and $387,405, respectively                                                      493,353             36,735
Security Deposits                                                                              52,407             49,357
Deferred Taxes                                                                                     -                  -
                                                                                          -----------       ------------

       TOTAL ASSETS                                                                       $ 1,836,260        $   576,547
                                                                                          ===========        ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET - LIABILITIES AND
                       STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                       September 30,         December 31,
                                                                                            1997                1996
                                                                                       -------------         ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash Overdraft                                                                         $        -        $      3,851
    Current Portion of Long-Term Debt                                                           26,485             10,956
    Accounts Payable & Accrued Expenses                                                        463,920            257,709
    Obligation Under Capital Lease                                                               2,066              5,533
    Loan and Exchange                                                                              462                 -
                                                                                           -----------       -----------
       Total Current Liabilities                                                               492,933            278,049

    Long-Term Debt (Notes 5 & 7)                                                             1,049,235            171,199
                                                                                           -----------       ------------

       TOTAL LIABILITIES                                                                     1,542,168            449,248
                                                                                           -----------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred Stock, par value $.003; Authorized
     500,000 shares; issued and outstanding
     125,000 shares                                                                                375                375
    Common Stock, par value $.003; Authorized
     14,500,000 shares; issued and outstanding
     3,439,816 shares                                                                           10,320              9,420
    Additional Paid-in Capital                                                                 984,749            765,649
    Partners'Capital                                                                            77,161            (18,356)
    Accumulated Deficit                                                                       (778,513)          (629,789)
                                                                                           -----------       ------------
       Total Stockholders' Equity                                                              294,092            127,299
                                                                                           -----------       ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,836,260       $    576,547
                                                                                           ===========       ============

  The accompanying notes are an integral part of the consolidated financial statements.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            Nine Months Ended                    Three Months Ended
                                                              September 30,                         September 30,
                                                    ------------------------------        --------------------------------
                                                         1997             1996                  1997             1996
                                                      -----------      -----------           -----------     -------------
SALES                                                 $ 4,090,186      $ 2,625,223           $ 1,517,216     $     905,265

COST OF SALES                                           1,143,898          709,922               421,502           242,915
                                                      -----------      -----------           -----------     -------------

GROSS PROFIT                                            2,946,288        1,915,301             1,095,714           662,350
                                                      -----------      -----------           -----------     -------------

Operating Expenses                                      2,631,170        1,708,791             1,060,784           576,698
Interest Expense                                           84,613           39,245                40,909            12,810
                                                      -----------      -----------           -----------     -------------
                                                        2,715,783        1,748,036             1,101,693           589,508
                                                      -----------      -----------           -----------     -------------
Income Before Depreciation, Amortization,
 Other Income (Expenses) and Provision
 for Income Taxes                                         230,505          167,265                (5,979)           72,842

Depreciation & Amortization                              (135,846)         (59,074)              (50,471)          (19,673)
Interest Income                                               322               -                     21                -
Pre-Opening Expenses                                     (135,496)              -                (60,884)               -
                                                      -----------      -----------           -----------     -------------
(LOSS) INCOME BEFORE PROVISION FOR
 INCOME TAXES                                             (40,515)         108,191              (117,313)           53,169

PROVISION FOR INCOME TAXES                                  7,692           10,948                 2,320             8,196
                                                      -----------      -----------           -----------     -------------

NET INCOME (LOSS)                                     $   (48,207)     $    97,243           $  (119,633)    $      44,973
                                                      ===========      ===========           ===========     =============
EARNINGS PER SHARE:
    Primary                                           $      (.01)     $         .01         $      (.01)    $         .01
                                                      ============     =============         ===========     =============
    Fully Diluted                                     $      (.01)     $         .01         $      (.01)    $         .01
                                                      ============     =============         ===========     =============

  The accompanying notes are an integral part of the consolidated financial statements.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)


                                       Preferred Stock                Common Stock           Additional
                                    --------------------          --------------------        Paid-in          Partners'
                                    Shares        Amount          Shares        Amount        Capital           Capital
                                    ------        ------          ------        ------        -------           -------
Balance - December 31, 1994              -   $         -       5,468,753      $  5,469       $ 14,837         $ (69,273)

Distributions                            -             -               -             -              -              (812)

Net Income (Loss)                        -             -               -             -              -             17,615
                                   -------       --------      ---------      --------       --------         ----------

Balance - December 31, 1995              -             -      5,468,753          5,469         14,837            (52,470)

Issuance of Common Stock in
 Conversion of Stockholder Loan          -             -      2,750,690          2,751        547,387                  -

Reverse 1 for 3 Stock Split              -             -     (5,479,627)             -              -                  -

Issuance of Common Stock in
 Conversion of Stockholder Loan          -             -        400,000          1,200         78,800                  -

Issuance of Preferred Stock in
 Conversion of Stockholder Loan    125,000           375              -              -        124,625                  -

Distributions                                          -              -             -              -             (16,880)

Net Income                                             -              -             -              -              50,994
                                   -------       --------      ---------      --------       --------         ----------

Balance - December 31, 1996        125,000            375      3,139,816         9,420        765,649            (18,356)

Issuance of Common Stock                 -              -        300,000           900        219,100                  -

Distributions                            -              -              -             -                            (5,000)

Net Income (Loss)                        -              -              -             -                           100,517
                                   -------       --------      ---------      --------       --------         ----------

Balance - September 30, 1997        125,000      $    375      3,439,816      $ 10,320      $ 984,749         $   77,161
                                  =========      ========      =========      ========      =========         ==========



                                                            Total
                                     Accumulated          Stockholders'
                                       Deficit          Equity (Deficit)
                                     -----------        ---------------
Balance - December 31, 1994          $  (363,087)       $      (412,054)

Distributions                                  -                   (812)

Net Income (Loss)                       (279,678)              (262,063)
                                     -----------        ---------------

Balance - December 31, 1995             (642,765)              (674,929)

Issuance of Common Stock in
 Conversion of Stockholder Loan                -                550,138

Reverse 1 for 3 Stock Split                    -                      -

Issuance of Common Stock in
 Conversion of Stockholder Loan                -                 80,000

Issuance of Preferred Stock in
 Conversion of Stockholder Loan                -                125,000

Distributions                                                   (16,880)

Net Income                                12,976                 63,970
                                     -----------        ---------------

Balance - December 31, 1996             (629,789)               127,299

Issuance of Common Stock                       -                220,000

Distributions                                  -                 (5,000)

Net Income (Loss)                       (148,724)               (48,207)
                                     -----------        ---------------

Balance - September 30, 1997         $  (778,513)       $       294,092
                                     ===========        ===============


  The accompanying notes are an integral part of the consolidated financial statements.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                ------------------------------------
                                                                                     1997                     1996
                                                                                -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                                                          $     (48,207)          $     97,243
            Adjustments to Reconcile Net Income (Loss)
             to Net Cash Provided by Operating Activities:
               Depreciation and Amortization                                          135,846                 59,074
            (Increase) Decrease In:
               Accounts Receivable                                                    (33,730)                (2,886)
               Prepaid Expenses                                                       (19,890)                (6,784)
               Inventory                                                              (24,498)                (1,168)
               Loans and Exchange                                                      16,430                  1,604
               Security Deposits                                                       (3,050)               (14,500)
               Other Assets                                                          (589,463)                    -
            (Decrease) Increase In:
               Accounts Payable & Accrued Expenses                                    206,211                (69,431)
                                                                                -------------           ------------

NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                 (360,351)                63,152
                                                                                -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of Property and Equipment                                       (853,276)               (72,690)
                                                                                -------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
            Increase in Debt                                                        1,078,957                126,738
            Repayment of Debt                                                         (34,374)               (45,419)
            Increase in Additional Paid-in Capital                                    219,100                     -
            Partner Distributions                                                      (5,000)               (13,880)
                                                                                -------------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,258,683                 67,439
                                                                                -------------           ------------

Net Increase in Cash During the Period                                                 45,056                 57,901
Cash - January 1,                                                                      76,902                  9,351
                                                                                -------------           ------------


Cash - September 30,                                                            $     121,958           $     67,252
                                                                                =============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Cash Paid During the Period:
               Interest                                                         $      6,094            $      2,894
                                                                                ============            ============
               Taxes                                                            $      4,595            $      1,408
                                                                                ============            ============

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

         The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware during October, 1984 and its subsidiaries:

            1) Shark Restaurant Corp., ("SRC") incorporated under the laws of the State of New York on June 7, 1990 (owned 100% by the Company);

            2) Affair Restaurant, Inc. ("Shark Bar Chicago"), purchased on January 10, 1997 from Affair, L.P. (See Note 5), (owned 100% by the Company); and

            3) Shark Restaurant California Corp. ("Shark Bar L.A."), incorporated under the laws of the State of California on June 1, 1997 (owned 100% by the Company);

            4) Avenue A Restaurant Associates, L.P. ("Avenue A"), organized as a limited partnership pursuant to a limited partnership agreement dated September 1994 (owned 62% by 7 West);

            5) 7 West Corp. ("7 West"), incorporated under the laws of the State of New York on February 1, 1994 (owned 100% by the Company);


            6) Shark Catering Corp., ("SCC"), incorporated under the laws of the State of New York on May 14, 1992 (owned 100% by the Company); currently inactive.

            7) TWS Restaurant, Corp. ("TWS"), incorporated under the laws of the State of New York on May 1, 1995 (owned 100% by the Company); currently inactive.

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

NOTE 2 -        INVENTORY

                Inventory consisted of the following at:
                                               September 30,        December 31,
                                                   1997                1996
                                               ------------         ------------

                Food                             $   12,736          $     6,459
                Beverage                             42,252               23,611
                                                 ----------           ----------
                                                     54,988               30,070
                Other Merchandise                         -                  419
                                                 ----------           ----------
                                                 $   54,998           $   30,489
                                                 ==========           ==========

NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and Equipment consisted of the following:

                                                Accumulated         Net Book
                                     Cost       Depreciation         Value
                                 ------------   ------------        --------
       September 30, 1997
       ------------------

       Furniture, Fixtures &
         Equipment               $    775,695    $   265,869        $   509,826
       Leasehold Improvement          554,650         72,256            482,394
                                 ------------    ------------       -----------
                                 $  1,330,345    $   338,125        $   992,220
                                 ============    ===========        ===========

       December 31, 1996
       -----------------
       Furniture, Fixtures &
         Equipment               $    370,100    $   170,293        $   199,807
       Leasehold Improvement          106,969         44,744             62,225
                                 ------------    -----------        -----------
                                 $    477,069    $   215,037        $   262,032
                                 ============    ===========        ===========

       Depreciation and amortization expense of property and equipment for the nine months ended September 30, 1997 was $135,846.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -        INTANGIBLE ASSETS

       Intangible Assets consisted of the following:

                                                 Accumulated        Net Book
                                 Cost            Amortization        Value
                              -----------        ------------     -----------
       September 30, 1997
       ------------------
       Organization Cost      $    57,365        $     27,554     $    29,811
       Cost of Leasehold          660,000             368,364         291,636
       Restrictive Covenant        10,000              10,000               -
       Goodwill                    10,000              10,000               -
       Prepaid Opening Costs      276,238             135,846         140,392
                              -----------        ------------     -----------
                              $ 1,013,603        $    520,250     $   493,353
                              ===========        ============     ===========


       December 31, 1996
       -----------------
       Organization Cost      $    24,140        $     23,120     $    1,020
       Cost of Leasehold          380,000             344,285         35,715
       Restrictive Covenant        10,000              10,000              -
       Goodwill                    10,000              10,000              -

                              -----------        ------------     ----------
                              $   424,140        $    387,405     $   36,735
                              ===========        ============     ==========

       Prepaid Opening Costs were incurred by the two new restaurants prior to their opening to the general public. Once they are opened, these costs are required to be expensed by the close of the calendar year.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -        LONG-TERM DEBT

       Long-term debt consists of the following:
                                                September 30,     December 31,
                                                    1997             1996
                                                -------------     ------------
       Working capital loan from Citibank,
       bearing interest at 11.5% per annum
       on the outstanding balance, payable
       in monthly installments of $913
       principal only with interest accrued,
       maturing in January, 1999.                $    14,604        $   22,826

       The Company has also arranged a
       financing loan with Citibank for the
       lease of equipment with a monthly
       payment of $1,294                              40,019                 -

       Advances from officer of the Company.
       It is intended that these advances
       will be exchanged for preferred stock.
       Interest has been accrued on these
       advances at 10% per annum.                    504,937            73,169

       Partner loans to Avenue A Restaurant
       Associates, L.P. being repaid on a
       quarterly basis.  Interest is also
       being paid on a quarterly basis at
       10% per annum to the limited partners
       and any unpaid amounts have been
       accrued.                                       66,160            86,160

       The Company received a $100,000 note
       in February 1997, payable at 10% per
       annum due February 4, 1999.  Interest
       is due semi-annually.                         100,000                 -


       The Company also received a $350,000
       note in May 1997 from the Aton Fund
       investment group payable at 10% per
       annum due May 21, 1999. Interest is
       due semi-annually.                            350,000                 -
                                                 -----------        ----------

       Total                                       1,075,720           182,155

       Less:  Current Portion                         26,485            10,956
                                                 -----------        ----------

       Long-Term Debt                            $ 1,049,235        $  171,199
                                                 ===========        ==========

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -        INCOME TAXES

       The provision for income taxes is summarized as follows:

                                                   September 30,       June 30,
                                                       1997              1996
                                                   -------------      ----------
       Federal Income Tax                           $         -       $        -
       State and Local                                    7,692            2,752
                                                   ------------       ----------
                                                          7,692            2,752
       Tax Benefit of Net Operating Loss
        Carryfowards                                          -                -
                                                   ------------       ----------
       Provision for Income Taxes                   $     7,692       $    2,752
                                                   ============       ==========


       The Company has net carryforward losses substantially in excess of their profits. Because of the uncertainty of future profits, a valuation allowance has been established equal to the tax benefit of the loss carryforwards.

       The loss carryforwards expire as follows:

       December 31,
       2007                                         $     4,419
       2008                                              26,900
       2009                                             218,652

       2010                                             120,030
                                                    -----------
                                                    $   370,001
                                                    ===========


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

    6. Shark Bar L.A. space expires March 21, 2001 with three, five year options which would run through March 21, 2016. The annual base rent is $84,000 with scheduled increases of $6,000 per year beginning March 21, 1998.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -        STOCKHOLDERS' EQUITY

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

    6. The Avenue A Restaurant Associates partners have options to purchase 1 share of the Company's Common Stock at $1.00 per share for each $2.00 invested.

                           SOULFOOD CONCEPTS, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements and information relating to two new restaurants that opened on March 22, 1997 (Chicago) and September 17, 1997 (Los Angeles).

Results of Operations for Nine Months Ended September 30, 1997 and 1996, and Three Months Ended September 30, 1997 and 1996

Sales for the nine months ended September 30, 1997 increased by approximately 56% to $4,090,186 from sales of $2,625,223 during the nine months ended September 30, 1996. The principal reasons were an 8% sales increase at two existing locations, as well as two new restaurant locations which contributed $1,226,585 to nine month sales. Sales for the company for the three months ended September 30, 1997 of $1,517,216 were approximately 68% more than sales for the three months ended September 30, 1996 of $905,265. On-site operating profits, before corporate G&A, taxes and depreciation, increased at Shark Bar New York from $324,110 (18% of sales) for the nine months ending September 30, 1996 to $512,019 (25% of sales) for the 1997 corresponding period, an increase in percentage terms of better than 50%. Cost of sales increased to 27.96% during 1997 from 27.04% during 1996.

At the corporate level, income before depreciation, amortization, other income (expenses) and provision for income taxes increased to $230,505 from $167,265 in the previous year. This increase is due to higher sales and lower operating expenses as a percentage of sales at existing stores.

Liquidity and Capital Resources and Subsequent Acquisitions

Cash at September 30, 1997 was $121,958 which increased from $80,751 at December 31, 1996 due to new locations providing additional cash flow. Assets increased by $1,259,713 to $1,836,260 mainly due to the acquisitions and opening of two new restaurant locations in Chicago and Los Angeles. Total liabilities increased by $1,092,920 to $1,542,168 in part due to loans raised in acquiring the two new restaurants.

In furtherance of the Company's nationwide expansion strategy, the Company has committed to purchase an existing 10,000 square foot restaurant and lease called "Jasmin's" in Atlanta, Georgia. The lease is for eight years with a five year option with an annual base rent of $67,200, thereafter adjusted by the capital CPI index.

The Company believes that its cash flow from operations will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

                         PART II.  OTHER INFORMATION

NONE

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SOULFOOD CONCEPTS, INC.

       November 12, 1997
Date:________________________          By: /s/ Brian Hinchcliffe
                                           ---------------------------------
                                               Brian Hinchcliffe,
                                               President


       November 12, 1997
Date:________________________           By: /s/ Kevin Starkes
                                            --------------------------------
                                                Kevin Starkes
                                                Vice President and Treasurer
                                                (Principal Financial Officer)