Form 10KSB40
period 1997-12-31
SOULFOOD CONCEPTS INC
filed 1998-04-15
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ____TO____

                         COMMISSION FILE NUMBER 33-39231


                             SOULFOOD CONCEPTS, INC.
                 (Name of small business issuer in its charter)

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

                            NONE

Check whether the issuer (1) Filed all reports required to be filed by section 13 or 15D) of the securities exchange act during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES_ NO X

Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this form. [ X ]


The issuer's revenues for the year ended December 31, 1997 were  $6,137,315.

The aggregate market value on December 31, 1997 of voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $6,746,354.

As of December 31, 1997 3,373,177 shares of the Company's common stock, par value $.003 per share (the "Common Stock"), were issued and outstanding.

Documents incorporated by reference

                            NONE.

          PART I

ITEM 1.   BUSINESS

          GENERAL

          Soulfood Concepts, Inc. ("The Company") was formed as a Delaware corporation and has seven subsidiaries. The Company wholly owns and operates three full service, upscale soul food restaurants under the name of The Shark Bar(Registered) Restaurant. The Company is also the holder of a 62% interest in one other full service, soul food restaurant operating under the name of Mekka(Registered) Restaurant . Two of these restaurants are located in New York, New York; and the other two are located in Chicago, Illinois and Los Angeles, California. Subsequent to the year-end, the Company finalized an acquisition of a 10,000 square foot restaurant in the midtown area of Atlanta, Georgia, for the purpose of opening up the fourth Shark Bar Restaurant.

          The original Shark Bar restaurant, which was opened in New York City in 1990, is a full service 95-seat restaurant. In March 1997, the Company opened a three-floor 9,000 square foot Shark Bar(Registered) Restaurant in Chicago. In September 1997, The Company opened the next Shark Bar(Registered) Restaurant in Los Angeles in a 6,000 square foot facility located at 826 N. La Cienaga Boulevard.

          The corporate expansion during 1997 was financed by the Company through various financing transactions as well as loans from an officer of the company. See "Business - Financing Transactions."

CORPORATE STRATEGY

          The Company intends to build the first national "Soul Food Restaurant" company throughout major urban areas in the United States with the expansion of its two concepts - The Shark Bar Restaurant and Mekka Restaurant. The Company is dedicated to excellence in the quality of its' food and to the creation of value for its' customers. The Company believes that it differentiates its restaurants by emphasizing the following strategic elements:

o Positioning itself as the first national company to target the Soul Food category, which offers a fine dining experience with casual dining prices.

o Offering upscale Soul Food and New Southern Cuisine which provides a unique and enduring attraction to a broad and diverse demographic and socio-economic mix of customers

o Serving generous "Southern" portions accompanied by side orders offered at affordable prices

RESTAURANT CONCEPT AND MENUS

THE SHARK BAR


          The Shark Bar Restaurants were developed to appeal to a 35-50 year old, predominantly African-American customer base. Each has a separate bar area along with dinning rooms with table cloth settings. The Shark Bar restaurant serves dinner 7 days a week and lunch and brunch when appropriate. The distribution between food and beverage sales is 65% food and 35% beverages. During 1997, the average guest check at the Shark Bar was approximately $23 (including alcoholic beverages).

          During 1997, The New York Shark Bar Restaurant received a designation from Forbes Magazine as an "All-Star Eatery", while the Chicago restaurant was awarded "Two Stars" from the Chicago Sun-Times. The Los Angeles restaurant was also named by the Los Angeles Times as one of the best new restaurants in LA for 1997.

          The menu at The Shark Bar Restaurants features both upscale Soulfood and New Southern Cuisine at affordable prices. The menu is organized so that diners may choose an entree with two accompanying side orders. The entrees featured on the menu include Blackened Catfish, Honey Dipped Fried Chicken, Turkey Meatloaf, and Grilled Pineapple Salmon. The Shark Bar has established a reputation of quality and consistency in its food, particularly with its side orders, which includes black eyed peas, collard greens, macaroni and cheese, candied yams and mashed potatoes.

MEKKA

          The Company is also the General Partner, holding a 60% general partner interest and a 2% limited partner interest, of a 55 seat soul food restaurant known as Mekka. The menu at Mekka is also based on soul food and New Southern cooking, but also offers a selection of Caribbean dishes. Mekka was designed with slightly lower price points than The Shark Bar and is targeted towards a predominantly African-American customer in the 20-40 age demographic. Mekka serves dinner seven days a week, does not serve lunch during the week but does offer a brunch on Sunday. The distribution between food and beverages sales is approximately 65% for food and 35% for beverages. In 1997, the average guest check in Mekka was approximately $20.00 (including alcoholic beverages). Mekka also has an outdoor cafe space that offers an additional 30 seats in the warmer months.

REORGANIZATION OF THE COMPANY

          The Company was initially organized on August 23rd, 1984 in the State of Delaware under the name Empire Ventures, Inc. On December 14, 1992, the Company entered into an ("agreement") and plan of re-organization with Soul To Go, Inc. for 5,031,250 shares of the common stock of Empire Ventures, Inc. As a result of the transactions consummated pursuant to the agreement, Soul to Go, Inc. has become the wholly owned subsidiary of Empire Ventures, Inc. and shareholders of Soul To Go, Inc. became the owners of approximately 92% of the issued and outstanding shares of common stock of Empire Ventures, Inc.


          Soul to Go, Inc. was a New York based holding Company controlling a group of operating subsidiaries consisting of the Shark Restaurant Corp., which operated a 90 seat restaurant called the Shark Bar and Shark Catering Corp., which operated a quick service business called Soul To Go. On January 25th 1993, Empire Ventures Inc. changed its name to STG International Inc. Subsequent to the re-organization, STG International Inc. opened a second Soul to Go operation in Jamaica Queens, and through its wholly owned subsidiary 7 West Rest. Corp. became the General Partner of "Mekka". See "Business-General". Due to operating losses, both Soul to Go stores were closed in 1995.

          During 1996, the Company changed its name from STG International Inc. to Soulfood Concepts, Inc., reorganized its Board of Directors, effected a one-for-three reverse stock split and adopted an expansion campaign for 1997 and 1998.

RESTAURANT EXPANSION

          At this time, the Company intends to expand its business through the development and "branding" of its full service restaurants, namely The Shark Bar Restaurant and Mekka Restaurant. The Company believes that its overall business objectives will be better met through the expansion of full service units in the larger urban markets within the United States. These large markets can accommodate 125 seat plus establishments which in turn will help build the company's cash flow and establish the name brands of our restaurants in the important US markets.

          The first expansion outside the New York market was The Shark Bar in Chicago ("Shark Bar Chicago") which opened in March of 1997. On January 10, 1997, the Company completed the purchase of the lease, restaurant assets and licenses of the Affair Restaurant Inc. in Chicago, Ill. from Affair, L.P. and all of the issued and outstanding shares of capital stock of Affair Restaurant, Inc. for the aggregate purchase of approximately $335,000 (the "Chicago Acquisition"). The Shark Bar Chicago is a 9,000 square foot unit, of which 6,000 square feet can be used for sales space on three floors, with a 2,500 square foot outside adjoining deck. At this time, the main dining floor contains 130 seats plus a small bar area , while the second floor offers the larger bar space and seating for up to an additional 75 persons, if so required. The second floor also is be able to accommodate larger private parties and catering events.

          In the summer of 1997, the Company acquired for $375,000 the lease and equipment of the 6,500 square foot 826 N. La Cienega Boulevard premises, formerly the "La Mer Restaurant" (the "Los Angeles Acquisition"). This acquisition was financed through the proceeds of a convertible debenture and a small bridge loan from Mr. Hinchcliffe for $105,000. The Shark Bar(Registered) Restaurant Los Angeles has a main dining room with 110 seats, a lounge area which can accommodate 30 persons and a 600 square foot garden and patio area.

          Subsequent to year-end, the Company acquired a lease, together with furniture and fixtures thereon, of a 10,000 square foot, two level restaurant located in mid-town Atlanta for a purchase price of $250,000. The Company intends to convert these premises into the fourth Shark Bar(Registered)

Restaurant during the first quarter of 1998.

          In addition, the Company has had continuing discussions with brokers, agents and landlords regarding new sites for additional Shark Bars in major urban markets. However, there can be no assurance that additional restaurants will be opened.

FINANCING TRANSACTIONS

          During 1997, in order to finance the Company's acquisition and to facilitate its expansion strategy, the Company was required to enter into various financing transactions.

          During January 1997, the Company issued 100,000 unregistered shares of Common Stock for an agregate purchase price of $20,000.

          On February 1997, the Company issued 100,000 unregistered shares of its common stock and a warrant to purchase up to 10,000 shares of common stock to an institutional investor for an aggregate purchase price of $100,000.

          During February, 1997, the Company borrowed $100,000 pursuant to the terms of a promissory note bearing interest at the rate of 10%, payable semi-annually until February 4, 1999.

          During May, 1997, the Company entered into a note purchase agreement, pursuant to which the Company issued 10% convertible secured notes (the "Notes") to institutional investors, in the aggregate principal amount of $350,000, together with warrants to purchase up to 35,000 shares of Common Stock. The Notes bear interest at 10% and are due on May 21, 1999. The Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of Common Stock. The shares of Common Stock underlying the Notes and the warrants bear certain demand and "piggyback" registration rights.

          On June 6, 1997, the Company issued 100,000 unregistered shares of its common stock and a warrant to purchase up to 10,000 shares of common stock to an institutional investor for an aggregate purchase price of $100,000.

          During 1997, in order to help finance the Company's acquisitions, among other things, Mr. Brian Hinchcliffe, the Company's Chief Executive Officer, loaned the Company approximately $476,038, which loan bears interest at the rate of 10% per annum.

          Subsequent to the year end, during February 1998, the Company entered into a note purchase agreement, pursuant to which the Company issued 10% convertible secured notes ("1998 Notes") to institutional investors, in the aggregate principal amount of $265,000, together with warrants to purchase shares of Common Stock. The Notes bear interest at 10% and are due February 2000. The Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of Common Stock. The Shares of Common Stock underlying the Note and the warrants bear certain demand and "piggyback" registration rights.

SITE SELECTION AND DESIGN

          The Company is seeking to locate its new restaurants in locations that offer demographic and economic factors that can support a profitable operation. The Company has established parameters with respect to "Sales vs. Investment ratios" and "rent as a percentage of sales" that it will use in order to evaluate the feasibility of additional sites. At this time, the Company intends to use the design, methods and mode of operations developed at "The Shark Bar" and "Mekka" restaurants in New York as models for additional sites in other locations.

RESTAURANT MANAGEMENT AND SYSTEMS

          Each sales unit is headed by a General Manager, who is assisted by a Head Chef. Food products and other supplies are purchased from various unaffiliated suppliers by the personnel in each unit. During 1997, the Company started to centralize with certain vendors the purchasing of required products. Beverage and kitchen units each have specific targets to meet, as part of each unit's budget. Financial and management control is maintained through the use of POS systems, which the Company is in the process of standardizing throughout the various units.

EMPLOYEES

          As of December 31, 1997, the Company employed 215 persons. Of the Company's employees, 178 are full time and 27 are employed on a part time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its' employee relationship to be good.

TRADEMARK

          The Company filed a Trademark application with the United States Patent and Trademark Office for The Shark Bar(R) on September 25,1996 and for Mekka(Registered) on or about October 16, 1996. The Company has been granted trademarks for both The Shark Bar(Registered) and Mekka(Registered).

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

TRADE SECRETS


          The Company has developed and currently owns trade secrets with respect to its food products, its preparation and sources. There is no assurance that confidentiality relating to the protection of the Company's trade secrets can or will be obtained or that such trade secrets will afford the Company meaningful competitive advantages.

COMPETITION

          The restaurant business, particularly in Manhattan (New York), is intensely competitive and involves a high degree of risk. The Company believes that a large number of new restaurants open each year in the New York City metropolitan area , a significant number of which do not succeed. Even successful restaurants can rapidly lose popularity due to changes in customer tastes, economic conditions, population and traffic patterns. The Company competes with locally-owned restaurants and bars as well as with national and regional restaurant chains, which have substantially greater financial and marketing resources and longer operating histories than the Company. There is active competition for management personnel and attractive commercial real estate sites suitable for restaurants.

          The Company in the past generally has not incurred significant expenses for advertising and promotion, relying instead on word-of-mouth to bring its restaurant establishments to the attention of new customers.

GOVERNMENT REGULATIONS

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

          The Company's restaurants are subject to state and local licensing and regulations with respect to the sale and service of alcoholic beverages. Typically, alcoholic beverage licenses must be renewed annually and may be revoked or suspended for cause. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages. The Company has not encountered material problems relating to alcoholic beverage licenses to date, but the failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant's operations.

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

ITEM 2.   DESCRIPTION OF PROPERTY

          The following tables sets forth certain information with respect to the Company's facilities currently in operation (unless otherwise noted):

                             Date       Restaurant     Seating     Lease
Name and Location           Opened         Size       Capacity   Expiration
-------------------------   ------   --------------   --------   ----------
The Shark Bar
305-307 Amsterdam Ave.       11/90    2,500 sq. ft.       90     1999
New York, N.Y
(Bet. 74th & 75th Street)

Mekka
14 Avenue A                  12/94    1,500 sq. ft.       65     10/2002(1)
New York, New York

The Shark Bar Chicago         3/97    9,000 sq. ft.      200     2003 (2)
212 North Canal Street
Chicago, Illinois

The Shark Bar Los Angeles     9/97    6,500 sq. ft.      130     (3)
826 N. La Cienaga Blvd.
Los Angeles, California

The Shark Bar Atlanta         9/97   10,000 sq. ft.      355     (4)
571 Peachtree Street NW
Atlanta, Georgia

(1)  Exercise of 5 year option will extend term to 2007.
(2)  This lease provides two five year options.
(3)  This lease has a conditional 5 year option
(4) The company does not currently operate a restaurant at this lease location..

          The Company's headquarters are located in an office building located in New York, New York, where the Company leases approximately 2,500 sq. ft. the lease expires in July 1998. The Company believes that the space is adequate for its present projected needs for at least the next year.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any pending material legal proceeding other than routine litigation that is incidental to the Company's business. However, a court has granted summary judgment against the Company regarding liability in an action brought against the Company in the approximate amount of $48,000 with respect to a stolen automobile that the plaintiff has alleged, among other things, is due to the negligence of the Company. At this time, the Company intends to appeal the judgment.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None during the fourth quarter of the year ended December 31, 1997.


                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          On June 12, 1997 the Company's common stock commenced trading on the OTC Bulletin Board under the symbol "SLFD". Set forth below are the range of reported high and low bid and ask quotations for the Company's Common Stock for each of the quarters indicated as reported on the OTC Bulletin Board. All over-the-counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                               Price Per share
                               Of Common Stock
                               ---------------
Year ended December 31, 1997

Second Quarter                  High    $1.00
                                Low     $ .74

Third Quarter                   High    $3.25
                                Low     $1.00

Fourth Quarter                  High    $2.50
                                Low     $1.25

          Holders. As of December 31, 1997, the Company, to its knowledge, had approximately 37 shareholders of record of its Common Stock

          Dividends. The Company has not paid dividends on its Common Stock since its inception and has no intention to pay any dividends to its shareholders in the foreseeable future. The company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, plans for expansion, general economic conditions and other pertinent factors.

          During 1997, the Company issued securities, including convertible debentures, common stock and warrants in connection with various financing transactions. See "Business--Financing Transactions". The issuance of such securities was exempt from the registration provisions of the Securities Acct of 1933, as amended, pursuant to Section 4(2) thereof and the rules promulgated thereunder, and the securities issued in connection therewith were deemed to be restricted securities. No underwriter was engaged in connection with such sales of the securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REVIEW RESULTS OF OPERATIONS.

GENERAL

          The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in the Form 10-KSB.

          As of December 31, 1997, the Company operated four full service restaurants, two of which were opened in March and September of 1997. The Company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. The Company currently has locations in New York City, Los Angeles and Chicago. The Company has traditionally funded its growth through sales of equity, convertible notes and debt financing.

RESULTS OF OPERATIONS

Year Ended December 31, 1997

          During the year ended December 31, 1997, the Company recorded net sales of $6,137,315, which included net sales of $2,047,129 from the fourth quarter. The Company incurred a net loss of $512,321 for the year ending December 31, 1997 or $.15 per share. During the year ended December 31, 1996, the Company recorded net sales of $3,596,282 and had net income $63,971 or $.03 per share.

          The Company's revenue was generated from the sale of food (67% of total revenue) and beverages (33% of revenue) in its four restaurants. Sales revenue for the year ending December 31, 1997 increased 70% from 1996 and fourth quarter revenue increased by 215% from fourth quarter sales in 1996 of $954,545. These increases were the result of the opening of two new restaurants during 1997 as well as a 7% increase in same store sales.

        During the year ended December 31, 1997, the Company recorded a Cost of Sales, primarily food and beverage, of $1,752,572 or 28.5% of sales, increasing from 27.2% Cost of Sales figure for 1996. This slight increase represents the costs of establishing controls over Cost of Sales for the two restaurants opened during 1997.


          The Company's Gross Profit increased from $2,616,447 for the year ending December 31, 1996 to $4,384,743 for 1997. This increase is directly related to the opening of two restaurants during 1997. The Company's restaurant operating expenses for the year ending December 31, 1997 were $ 3,413,055 compared to $1,994,606 for 1996, which represents 56% and 55% respectively. This increase is directly related to the opening of two restaurants during 1997.

          Income from operating restaurants for 1997 was $971,688 or 15% of sales. For the fourth quarter of 1997, operating profit was $219,725 or 11% of sales. For 1996 and the fourth quarter of 1996, the comparable amounts were $588,837 or 16% of sales and $150,697 or 16% of sales respectively. However, same store sales and operating profits in the two stores open one year or more were up 7% and 49% respectively, as operating profits from The Shark Bar Restaurant NY and Mekka Restaurant increased from $588,836 in 1996 to $881,877 in 1997.

          During 1997 the Company's G&A increased from $374,216 in 1996 to $749,669 in 1997 or 12.2% of sales as the Company incurred additional legal and other expenses in it's national expansion program and in the listing of the stock on the OTC Bulletin Board.

          The Company writes off the pre-opening expense portion of the capital required to open a restaurant during the calendar year that the restaurant was opened. Thus in 1997 total pre-opening expenses of $366,755 were expensed in addition to $194,202 of depreciation and amortization expense for a total of $560,957 versus $93,468 of depreciation and amortization expense for 1996.

          Profile of Unit Sales

          During 1997, the Company opened two additional restaurants, investing $588,988 in The shark Bar Chicago and $602,488 in The Shark Bar Restaurant Los Angeles, respectively. The Company seeks to build restaurants where, after a unit is established, it's annual sales will be greater than three times unit investment.

          A review of the 1997 sales and a comparison to the previous year is shown below

                                      1996           1997       Month Opened
                                      ----           ----       ------------

The Shark Bar Restaurant NY        $2,526,844     $2,723,191      Nov. 1990
Mekka Restaurant                   $1,106,398     $1,131,064      Nov. 1994
The Shark Bar Restaurant Chicago                  $1,677,683     April 1997
The Shark Bar Restaurant LA             -            606,377     Sept. 1997

          Financial Condition and Liquidity

          The following is a discussion of the Company's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels. For the year ending December 31, 1997, the Company incurred a net loss of $512,321. At this time, during 1998, the Company is planning to continue its national expansion and open 3 new restaurants. The Company intends to fund such new restaurants from its existing cash and from other sources as well as in management's opinion, to the extent available, on the liquidity of the Company, as discussed below.

          Cash and Cash Equivalents as of December 31, 1997 decreased by $31,282 to $49,469 from $80,751 as of December 31, 1996. Overall, Total Current Assets increased by $91,972 as of December 31, 1997 to $320,395 from $228,423 as of December 31, 1996. Total Assets increased by $1,157,511 as of December 31, 1997 to $1,734,058 from $576,547 as of December 31, 1996. The decrease in cash and increase in all other assets was caused by the expansion of the two new restaurants during 1998.

          To finance the expansion and cash flow needs due to the corporate growth, current liabilities increased by $494,217 as of December 31, 1997 to $772,266 from $278,049 as of December 31, 1996. Total Liabilities increased by $1,440,362 to $1,889,610 from $449,248 as of December 31, 1996. Also, additional working capital was raised during 1997 through the sale of 300,000 shares of the Company's common stock at a price of $220,000.

          The Company as of December 31, 1997 had a working capital deficit of $451,871 caused by their expansion. Income from operating restaurants, though, increased by $349,847 for the year ending December 31, 1997 to $971,688 from $621,841 for the year ending December 31, 1996. The Company believes this additional income from operating restaurants will help reduce its working capital deficit.

          If necessary, for expansion purposes, the Company will raise additional financing through the issuance of equity securities, securities convertible into or exercisable for equity securities, or an equity securities exchange or issuance of Long-term debt.

          The effect of inflation has not been a factor upon either the operations or the financial condition of the company. The Company's business is not seasonal in nature.

Forward-looking Information

          Statements contained in this Form 10-KSB that are not historical facts, including, but not limited to, statements found in this Item 6, Management's Discussion and Analysis of financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in this Form 10-KSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-KSB.

ITEM 7.   FINANCIAL STATEMENTS.

The information required under this item is set forth on pages F-1 through F-16 of this Annual Report on Form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

          The name, age, principal occupation, other business affiliations and other information (relating to the past five or more years) concerning each director, and, where applicable, the year each was first elected a director of the Company, are set forth below:

          BRIAN HINCHCLIFFE, President, CEO, Director, 42, was the financial founder of the Company in 1990 and assumed management responsibility in 1995. Mr. Hinchcliffe was a Vice President at Goldman Sachs for ten years before launching an entrepreneurial career 10 years ago. Mr. Hinchcliffe also serves as a Director of Jordex Resources, Inc. which he founded.

          MICHAEL VANN, 39, Director , was founder of the company in 1990 and has served as a director of the Company since 1992 and has served as the Company's Vice President from 1992 through November 1996. Mr. Vann graduated from Western Michigan University in April 1979, earning a Bachelor's degree in marketing and retail.

          KEITH T. CLINKSCALES, 33, has served as a director of the Company since January 1997. Mr. Clinkscales is the President and CEO of VIBE Ventures, the urban music magazine and television show, since its inception in September 1993. Mr. Clinkscales is a magna cum laude graduate of Florida A&M University. He was the first student speaker for the prestigious School of Business and Industry Forum series, and the President of Kappa Alpha Psi fraternity.

Compliance with Section 16(a) of the Exchange Act



Not Applicable.

ITEM 10:

          Executive Compensation

          (a) Cash Compensation.

          The following table sets forth all compensation in excess of $100,000 awarded to, earned by or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers") of for the years ended December 31, 1997, 1996, and 1995. None of the executive officers of the Company had total compensation in excess of $100,000 in any fiscal year.

                           SUMMARY COMPENSATION TABLE

                                           Fiscal
Name and Principal position                 Year          Annual Salary
-------------------------------------      ------         -------------

Brian Hinchcliffe
President and Chief Executive Officer       1997             $80,000
                                            1996             $62,000
                                            1995             $38,000

Directors' Fee and Other Remuneration

          Directors receive no compensation for services as a member of the Board of Directors or of any committee of the Board of Directors in respect of 1997. However, at this time, the Company has established a stock option plan which will allow both directors, employees and consultants to participate.

Stock Options.

          No options were granted by the Company during Fiscal 1997.

1997 Stock Incentive Plan

          Administration and Eligibility. The Company has adopted the 1997 Stock Incentive Plan (the "1997 Plan") for officers, directors, employees, and consultants of the Company or any of its subsidiaries. The 1997 Plan, as originally adopted, authorizes the issuance of up to 500,000 shares of Common Stock upon the exercise of stock options or in connection with the issuance of restricted stock. The 1997 Plan authorizes the granting of stock options and restricted stock to employees, officers, directors and consultants of the Company and its subsidiaries and non-discretionary automatic awards of stock options to non employee directors of the Company. The 1997 Plan provides for its administration by either a committee of two or more outside directors or the Board of Directors (the "Administrator"). In general, the Administrator, in its sole discretion, determines which eligible employees, officers, directors and consultants of the Company and its subsidiaries may participate in the 1997 Plan and the type, extent and terms of the equity-based awards to be granted to them. In the event of a change in control, as defined in the 1997 Plan, all options will become immediately vested and exercisable and the restrictions with regard to restricted stock will lapse unless the Administrator provides otherwise.

          Options. Options granted to employees may either be ISOs or non-ISOs. Each option has a maximum term of ten years from the date of the grant, subject to early termination. The Administrator may determine the exercise price provided that such price may not be less than the fair market value of the Common Stock on the date of grant. At the discretion of the Administrator, the exercise price of the options may be paid in cash, by tendering of shares of Common Stock having a fair market value equal to the exercise price of such option.

          Restricted Stock. The Administrator may make grants of restricted stock for cash or other consideration, as the Administrator determines. The number of shares of Common Stock granted to each grantee will be determined by the Administrator. Grants of restricted stock will be made subject to such restrictions and conditions as the Administrator may determine in its sole discretion, including periods of restriction on transferability (the "Restriction Period") during which time the grant may be required to be deposited with an escrow agent, if the Administrator so determines. During the Restriction Period, if any, a grantee may be given the right, at the discretion of the Administrator, to vote the shares subject to the grant and the right to receive any regular cash dividends paid thereon. If a grantee's employment or service for the Company terminates, or in the event of the occurrence of certain other events determined by the Administrator, the grant will terminate with respect to all shares as to which the restrictions have not lapsed and those shares must be returned to the Company.

          Amendment. The Board has the right to amend, suspend or terminate the 1997 Plan at any time, provided, however, that unless approved by the Company's stockholders in general, no amendment or change in the 1997 Plan will be effective: (i) materially increasing the total number of shares of Common Stock which may be issued under the 1997 Plan; (ii) changing the minimum option exercise price; (iii) extending the term of the 1997 Plan or the period during which any option may be granted or exercised; or (iv) altering in any way the class of persons eligible to participate in the 1997 Plan.

          Certain Tax Consequences. No taxable income is realized by an optionee upon the grant or exercise of an ISO. If Common Stock is issued to an optionee pursuant to the exercise of an ISO, and if no disqualifying disposition of such shares is made by such optionee within two years after the date of grant or within one year after the transfer of such shares to such optionee, then (i) upon sale of such shares, any amount realized in excess of the option price will be taxed to such optionee as a long-term capital gain and any loss sustained will be a long-term capital loss, and (ii) no deduction will be allowed to the optionee's employer for Federal income tax purposes. If Common Stock acquired upon the exercise of an ISO is disposed of prior to the expiration of either holding period described above, generally (i) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the option price paid for such shares, and (ii) the optionee's employer will be entitled to deduct such amount for Federal income tax purposes if the amount represents an ordinary and necessary business expense. Any further gain (or loss) realized by the optionee upon the sale of the Common Stock will be taxed as short-term or long-term capital gain (or loss), depending on how long the shares have been held, and will not result in any deduction by the employer. Subject to certain exceptions for disability or death, if an ISO is exercised more than three months following termination of employment, the exercise of the option will generally be taxed as the exercise of a non-ISO. For purposes of determining whether an optionee is subject to any alternative minimum tax liability, an optionee who exercises an ISO generally would be required to increase his or her alternative minimum taxable income, and compute the tax basis in the stock so acquired, in the same manner as if the optionee had exercised a non-ISO. Each optionee is potentially subject to the alternative minimum tax. In substance, a taxpayer is required to pay the higher of his/her alternative minimum tax liability or his/her "regular" income tax liability. As a result, a taxpayer has to determine his/her potential liability under the alternative minimum tax.

          With respect to non-ISOs (i) no income is realized by the optionee at the time the option is granted; (ii) generally, at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares, if unrestricted, on the date of exercise, and the optionee's employer is generally entitled to a tax deduction in the same amount subject to applicable tax withholding requirements; and (iii) at sale, appreciation (or depreciation) after the date of exercise is treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held. Individuals subject to Section 16(b) of the Exchange Act will recognize ordinary income at the time of exercise of a non-ISO as noted above, provided at least six months have elapsed from the date of grant to the date of exercise. In the event that less than six months have elapsed, such individual will recognize ordinary income at the time such six month period elapses in an amount equal to the excess of the fair market value of the shares on such date over the exercise price.

          The granting of an award of restricted stock does not result in taxable income to the recipient unless the recipient elects to report the award as taxable income under Section 83(b) of the Internal Revenue Code. Absent such an election, the value of the award is considered taxable income once it is vested and distributed. Dividends are paid concurrent with, and in an amount equal to, ordinary dividends and are taxable as paid. If a Section 83(b) election is made, the recipient recognizes ordinary income in the amount of the total value on the date of grant and the Company receives a corresponding tax deduction. Any gain or loss subsequently experienced will be a capital gain or loss to the recipient and the Company does not receive an additional tax deduction.

          Optionees are strongly advised to consult with their individual tax advisers to determine their personal tax consequences resulting from the grant and/or exercise of options or the issuance and sale of restricted stock under the 1997 Plan.

ITEM 11:

Security Ownership of Certain Beneficial Owners and Management

          SECURITY OWNERSHIP OF MANAGEMENT

          The following table sets forth certain information, as of December 31, 1997, regarding the beneficial ownership of Common Stock, which is the Company's only class of outstanding voting securities, by each Shareholder who owns more than 5% of outstanding shares, by each director and nominee for election as director, by each of the named executive officers of the company and by all directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners . Since the table reflects beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.


                 Name and Address            Amount and Nature of        Percent
             of Beneficial Owner(1)       Beneficial Ownership(2)(3)    of Class
          ----------------------------    --------------------------    --------

          Brian A. Hinchcliffe                  2,547,523(4)

          Michael D. Vann                         176,666

          Stephen Epstein                         223,125

          Keith Clinkscales                       100,000

          Andre Suite                             200,000

          All Executive Officers and
          Directors as a group

         (4 persons)                            3,024,189(4)

------------------
(1) The address of Mr. Epstein 410 Park Avenue, 10th floor, New York, New York 10022. The address of Mr. Hinchcliffe is 690 Ninth Avenue, New York, New York 10036. The address of Mr. Keith Clinkscales is 205 Lexington Avenue, 3rd floor, New York, NY 10016. The address of Mr. Michael D. Vann is 444-448 West 42nd Street, New York, New York 10036

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares shown as beneficially owned. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options. But are not deemed outstanding for computing the percentage ownership of any other person.
(3) The amount of ownership takes into effect the reverse stock split of the Company's outstanding Common Stock of the Company as of November 6, 1996.
(4) Includes 625,000 shares of Common Stock, which can be obtained through the conversion of 125,000 shares of Class A Preferred Stock of the Company.

ITEM 12:

Certain relationship and Related Transactions

On December 31, 1992, Mr. Brain Hinchcliffe ("Hinchcliffe"), a director and officer of the Company, loaned the Company the aggregate sum of $400,100, together with accrued interest thereon (hereinafter referred to as the "Hinchcliffe Loan"). In connection therewith, in order to evidence the Hinchcliffe Loan the Company issued to Hinchcliffe a Convertible Note in the aggregate principal amount $400,100, together with accrued interest thereon which note bore interest at the rate of 8% per annum. The Convertible Note provided Hinchcliffe with the right to convert said note into that number fully paid and non assessable shares of Common Stock of the Company as shall be equal to the aggregate principal amount of the Note, and interest accrued thereon, multiplied by (5). During November 1996, Mr. Hinchcliffe requested that the Note be converted. In December, 1996, such note was converted into 2,750,690 shares of Common Stock (after taking into effect a Reverse Stock Split).

          Pursuant to an arrangement between the Company and Hinchcliffe, during the period of 1993 through end of 1996, the Company borrowed in excess of $285,266 from Hinchcliffe at an interest rate of 10% per annum. On December 30, 1996 it was determined by the Board of Directors of the Company to be in the best interest of the Company that the Company accept Hinchcliffe's offer to (I) convert $125,000 of said loans ino 125,000 shares of Series A Convertible Preferred Stock, which stock contains the designations, rights and preferences which were filed in the Certificate of Designations with the Secretary of State of the State of Delaware and (ii) to convert an additional $80,000 of loans into 400,000 shares of Common Stock. See "Financial Statements and Notes Thereto."

          In addition during January, 1997, in order to finance the Company's acquisitions, among other things, Mr. Hinchcliffe loaned the Company approximately $476,038, which loans bear interest at the rate of 10% per annum. See "Business - Financing Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

The following documents heretofore filed by the Company with the Securities and Exchange Commission ("SEC") are hereby incorporated by reference:

Exhibit No.                                     Document
-----------      ---------------------------------------------------------------

2.1(2)           Agreement and plan of Reorganization

3.1(1)           Certificate of Incorporation

3.2(1)           By-Laws of the Company

3.3(4)           Amended Certificate of Incorporation

3.4(4)           Amended and Restated by-Laws of the company

3.5(4)           Amended Certificate of Incorporation

3.6(4) Certificate of Designation relating to the Series A Convertible Preferred Stock

10.1(1)           Escrow Agreement between the Company and New Jersey
                  National Bank

10.2(2)           Warrant Agreement between the Company and
                  Interest Transfer Co., Inc.

10.3(3)           Lease Agreement relating to the New York Shark Bar Restaurant

10.7(3)           Sublease Agreement for MEKKA

10.8(4) Cancelled Convertible Note issued to Brian Hinchcliffe in the principal amount of $400,100.





-----------------------
(1) Incorporated by reference from registrants registration statements on Form S-18, File No. 22-382321- N.Y

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

(3) Incorporated by reference to the Company's Quarterly Report on Form for the quarter ended September 30, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     (b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-k during the fourth quarter ended December 31, 1997.

                                   Signatures

In accordance with section 13 or 15(d) of the Exchange act, the registrant caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.

                                    Soulfood Concepts Inc.

Date: April 13, 1998                By: /s/ Brian A. Hinchcliffe
                                        _____________________________________
                                        Brian A. Hinchcliffe, Chief Executive
                                        Officer and President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature and Title                     Date


/s/ Brian A. Hinchcliffe                April 13, 1998
_________________________________
Brian A. Hinchcliffe, Chief
Executive Officer, President
and Director (Principal
Accounting Officer)



_________________________________       April 13, 1998
Michael D. Vann, Director



/s/ Keith Clinkscales                   April 13, 1998
_________________________________
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


                                      INDEX


                                                                PAGE

Independent Auditors' Report                                     F-2

Consolidated Balance Sheets                                F-3 - F-4

Consolidated Statements of Operations                            F-5

Consolidated Statement of Stockholders' Equity                   F-6

Consolidated Statements of Cash Flows                            F-7

Notes to Consolidated Financial Statements                F-8 - F-16

            [letterhead of Merdinger, Fruchter, Rosen & Corso, P.C.]

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF:
SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES
630 NINTH AVENUE
NEW YORK, NY  10036


We have audited the accompanying consolidated balance sheets of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C
                                        Certified Public Accountants


New York, New York
March 13, 1998

                            SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                          December 31,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------
     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                      $    49,469       $    80,751
   Accounts Receivable                                 69,387            45,293
   Inventory (Note 2)                                  67,149            30,489
   Prepaid Expenses and Other Current Assets          134,390            71,890
                                                  -----------       -----------

     TOTAL CURRENT ASSETS                             320,395           228,423

PROPERTY AND EQUIPMENT, Net of Accumulated
 Depreciation of $391,332 and $215,037,
 respectively (Note 3)                              1,023,901           262,032

ORGANIZATION COSTS, Net of Accumulated
 Amortization of $28,198 and $23,120,

 respectively                                          24,167             1,020

COST OF LEASEHOLDS, Net of Accumulated
 Amortization of $357,114 and $344,285,
 respectively                                         290,413            35,715

OTHER ASSETS                                           75,182            49,357
                                                  -----------       -----------

     TOTAL ASSETS                                 $ 1,734,058       $   576,547
                                                  ===========       ===========





   The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                           December 31,
                                                  -----------------------------
                                                     1997              1996
                                                  -----------       -----------
        LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank Overdraft                                 $    88,640       $     3,851
   Accounts Payable and Accrued Expenses              657,322           257,709
   Obligation Under Capital Lease (Note 7)             15,348             5,533
   Current Portion of Long-Term Debt (Note 5)          10,956            10,956
                                                  -----------       -----------

     TOTAL CURRENT LIABILITIES                        772,266           278,049

DUE TO RELATED PARTY (Note 4)                         615,367           159,329

OBLIGATIONS UNDER CAPITAL LEASE -
LONG-TERM (Note 7)                                     51,068                 -

LONG-TERM DEBT (Note 5)                               450,909            11,870
                                                  -----------       -----------


     TOTAL LIABILITIES                              1,889,610           449,248
                                                  -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 7)                      -                 -

STOCKHOLDERS' EQUITY (DEFICIT) (Note 10)
   Preferred Stock, par value $.003; Authorized
    500,000 shares; issued and outstanding
    125,000 shares                                        375               375

   Common Stock, par value $.003; Authorized
    14,500,000 shares; issued and outstanding
    3,373,177 and 3,139,839 shares, respectively       10,120             9,420

   Additional Paid-in Capital                         982,449           765,649

   Minority Interest (Note 9)                          18,667                 -

   Accumulated Deficit                             (1,167,163)       (  648,145)
                                                  -----------       -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (  155,552)          127,299
                                                  -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $ 1,734,058       $   576,547
                                                  ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For The Years Ended
                                                           December 31,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------

SALES                                             $ 6,137,315       $ 3,596,282

COST OF SALES                                       1,752,572           979,835
                                                  -----------       -----------


GROSS PROFIT                                        4,384,743         2,616,447

Restaurant Operating Expenses                       3,413,055         1,994,606
                                                  -----------       -----------

Income from Operating Restaurants                     971,688           621,841
Other Corporate Expenses                              749,669           374,216
                                                  -----------       -----------

Income From Operations                                222,019           247,625
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
   Interest Income                                        347                 -
   Interest Expense                                (  108,396)       (   75,247)
   Pre-Opening Expenses                            (  366,755)                -
   Depreciation and Amortization                   (  194,202)       (   93,468)
   Other Expense                                   (   48,000)                -
   Loss on Abandonment of Assets                            -        (    1,306)
                                                  -----------       -----------

     Total Other Expense                           (  717,006)       (  170,021)
                                                  -----------       -----------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR
 INCOME TAXES AND MINORITY INTEREST                (  494,987)           77,604

(PROVISION) BENEFIT FOR INCOME TAXES                    1,333        (   13,633)
                                                  -----------       -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST         (  493,654)           63,971

MINORITY INTEREST                                  (   18,667)                -
                                                  -----------       -----------

NET INCOME (LOSS)                                 $(  512,321)      $    63,971
                                                  ===========       ===========


EARNINGS (LOSS) PER SHARE:
   Basic                                          $(      .15)      $       .03
                                                  ===========       ===========
   Diluted                                        $(      .15)      $       .03
                                                  ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY




                                   Preferred Stock      Common Stock     Additional                               Total
                                  ----------------  -------------------    Paid-in   Minority  Accumulated    Stockholders'
                                   Shares   Amount    Shares     Amount    Capital   Interest    Deficit     Equity (Deficit)
                                  -------   ------  ----------  -------  ----------  --------  -----------   ----------------
Balance - December 31, 1995             -   $    -   5,468,776  $ 5,469   $ 14,837   $      -  $(  695,235)     $(  674,929)

Issuance of Common Stock in
 Conversion of Stockholder Loan         -        -   2,750,690    2,751    547,387          -            -          550,138

Reverse 1 for 3 Stock Split             -        -  (5,479,627)       -          -          -            -                -

Issuance of Common Stock in
 Conversion of Stockholder Loan         -        -     400,000    1,200     78,800          -            -           80,000

Issuance of Preferred Stock in
 Conversion of Stockholder Loan   125,000      375           -        -    124,625          -            -          125,000

Distributions                           -        -           -        -          -          -   (   16,881)      (   16,881)

Net Income                              -        -           -        -          -          -       63,971           63,971
                                  -------  -------  ----------  -------   --------   --------  -----------      -----------

Balance - December 31, 1996       125,000      375   3,139,839    9,420    765,649          -   (  648,145)         127,299

Issuance of Common Stock                -        -     300,000      900    219,100          -            -          220,000

Return of Stock Issued                  -            (  66,662) (   200)  (  2,300)         -            -       (    2,500)

Distributions                           -        -           -        -         -           -   (    6,697)      (    6,697)

Net Income (Loss)                       -        -           -        -         -      18,667   (  512,321)      (  493,654)
                                  -------  -------  ----------  -------   --------   --------  -----------      -----------

Balance - December 31, 1997       125,000  $   375   3,373,177  $10,120   $982,449   $ 18,667  $(1,167,163)     $(  155,552)
                                  =======  =======  ==========  =======   ========   ========  ===========      ===========



   The accompanying notes are an integral part of the consolidated financial statements.


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           December 31,
                                                     --------------------------
                                                         1997          1996
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                 $(  512,321)   $    63,971
   Adjustments to Reconcile Net Income (Loss) to
    Net Cash (Used) Provided by Operating Activites:
     Depreciation and Amortization                       194,202         93,468
     Loss on Disposition of Asset                              -          1,306
   (Increase) Decrease In:
     Accounts Receivable                              (   24,094)    (   20,027)
     Inventory                                        (   36,660)    (    9,678)
     Prepaid Expenses and Other Current Assets        (   62,500)    (   40,860)
     Organization Costs                               (   28,225)             -
     Cost of Leasehold                                (  267,527)             -
     Other Assets                                     (   25,825)         1,373
   (Decrease) Increase In:
     Increase in Bank Overdraft                           84,789          3,851
     Accounts Payable & Accrued Expenses                 399,613     (   38,838)
                                                     -----------    -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (  278,548)        54,566
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                 (  938,164)    (  108,512)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (Decrease) in Debt                           439,039     (   15,396)
   Increase in Capital Lease Payable                      60,883     (    5,995)
   Due to Related Party                                  456,038        163,618
   Partner Distributions                              (    6,697)    (   16,881)
   Contribution to Capital                               220,000              -
   Return of Stock Issued                             (    2,500)             -
   Minority Interest                                      18,667              -
                                                     -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              1,185,430        125,346
                                                     -----------    -----------


Net Increase (Decrease) in Cash and Cash Equivalents
 During the Year                                      (   31,282)        71,400

Cash and Cash Equivalents - January 1,                    80,751          9,351
                                                     -----------    -----------
Cash and Cash Equivalents - December 31,             $    49,469    $    80,751
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash Paid During the Year For:
     Interest                                        $     7,835    $    36,360
                                                     ===========    ===========
     Income Taxes                                    $     2,752    $       704
                                                     ===========    ===========

NON-CASH FINANCING ACTIVITIES:
On December 30, 1996, the Board of Directors of the Company approved the issuance of 125,000 shares of preferred stock in exchange for a reduction in the amount due to a stockholder.

On December 9, 1996, advances from a stockholder were converted into 2,750,690 shares of stock.

On December 30, 1996, an additional 400,000 shares of stock were issued to a stockholder for a reduction in the amount due to the stockholder.

   The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          a)  Basis of Presentation

              The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-KSB and Regulation S-B.

              The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 11, 1992 and its subsidiaries:


              1) Shark Restaurant Corp. ("SRC"), incorporated under the laws of New York on June 7, 1990 (owned 100% by the Company);

              2) Shark Restaurant California, Inc. ("LA"), incorporated under the laws of California on June 23, 1997 (owned 100% by the Company);

              3) Affair Restaurant, Inc. ("Chicago"), purchased on January 10, 1997 (See Note 8), (owned 100% by the Company);

              4) 7 West Restaurant Corp. ("7 West"), incorporated under the laws of New York on February 1, 1994 (owned 100% by the Company);

              5) Avenue A Restaurants Associates, L.P. ("Avenue A"), organized as a limited partnership under the laws of New York on September 22, 1994 (owned 62% by 7 West);

              6) Shark Catering Corp. ("Catering"), incorporated under the laws of New York on May 14, 1992 (owned 100% by the Company) currently inactive; and

              7) TWS Restaurant Corp. ("TWS"), incorporated under the laws of New York on May 1, 1995 (owned 100% by the Company) currently inactive.

              All significant intercompany accounts and transactions have been eliminated in consolidation.

          b)  Line of Business

              The Company operates restaurants in New York, NY, Los Angeles, CA and Chicago, Il., specializing in Southern cuisine.

          c)  Use of Estimates

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

          d)  Reclassifications

              Certain prior year amounts have been reclassified to conform with current year presentation.

          e)  Cash and Cash Equivalents

              The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          f)  Accounts Receivable

              Accounts receivable consist of charges due from credit card companies and others.

          g)  Inventory

              Inventory is valued at the lower of cost or market under the FIFO method of costing.

          h)  Depreciation and Amortization

              Property and equipment is valued at cost and is depreciated over the assets estimated useful lives, utilizing the straight line method. Leasehold improvements are amortizable over the life of the lease.

          i)  Organization Costs

              Organization costs consist of legal and other administrative costs relating to the formation of the Company and its subsidiaries and are being amortized over 60 months.

          j)  Costs of Leaseholds

              The cost of leaseholds arose from the purchases of LA and Chicago and are being amortized over the life of the lease.

          k)  Concentration of Credit Risk

              The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

          l)  Earnings Per Share

              During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which requires presentation of basic earnings per share ("Basic EPS")

              and diluted earnings per share ("Diluted EPS").


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

          The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. The shares used in the computations for the years ended December 31, 1997 and 1996 were as follows:

                                                       1997             1996
                                                    ----------       ----------
              Basic                                  3,353,994        2,056,217
              Diluted                                3,353,994        2,059,642

          m)  Pre-Opening Expenses

              Pre-opening expenses consist of various expenses relating to the opening of Chicago and LA prior to their opening to the general public.

          n)  Income Taxes

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

          o)  Fair Value of Financial Instruments

              The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term approximates the carrying amounts as of December 31, 1997.

          p)  Long-Lived Assets

              In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued (SFAS No. 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairments loss need be recognized for applicable assets of continuing operations.


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 2 -  INVENTORY

          Inventory consisted of the following:

                                                            December 31,
                                                    ---------------------------
                                                       1997             1996
                                                    ----------       ----------
          Food                                      $   23,709        $   6,459
          Beverage                                      43,440           23,611
                                                    ----------       ----------
                                                        67,149           30,070
          Other Merchandise                                  -              419
                                                    ----------       ----------
                                                    $   67,149        $  30,489
                                                    ==========        =========

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                             December 31,

                                                    ---------------------------
                                                       1997             1996
                                                    ----------       ----------
          Furniture, Fixtures &  Equipment          $  789,637       $  370,100
          Leasehold Improvement                        625,596          106,969
                                                    ----------       ----------
                                                     1,415,233          477,069
          Accumulated Depreciation                 (   391,332)     (   215,037)
                                                    ----------       ----------
                                                    $1,023,901       $  262,032
                                                    ==========       ==========

          Depreciation expense for the years ending December 31, 1997 and 1996 was $176,295 and $48,819, respectively.

NOTE 4 -  RELATED PARTY TRANSACTION

          Due to related parties consists of the following:

                                                            December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------

          Advances from an officer of the Company,
          payable on demand.  It is intended that
          these advances will be repaid in more than
          one year.  Interest has been accrued on
          these advances at 10% per annum.              $  214,207   $   73,169

          Advances from an officer of the Company.
          These advances are convertable into
          preferred stock. (See Note 11).  Interest
          has been accrued on these advances at 10%
          per annum.                                       335,000            -

          Partner loans to Avenue A Restaurant
          Associates, L.P.  Interest is being accrued
          at 10% per annum to the limited partners.         66,160       86,160
                                                        ----------   ----------

                                                        $  615,367   $  159,329
                                                        ==========   ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 4 -  RELATED PARTY TRANSACTION (continued)

          Common Stock

          On December 6, 1996, advances from a stockholder were converted into 2,750,690 shares of stock, before reverse 1 for 3 stock split.

          On December 30, 1996, an additional 400,000 shares of stock were issued to the same stockholder for a reduction in the amount due to that stockholder.

NOTE 5 -  LONG-TERM DEBT

          Long-term debt consists of the following:

                                                               December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------

          Working capital loan from Citibank, bearing
          interest at 11.5% per annum on the
          outstanding balance, payable in monthly
          installments of $913 principal only with
          interest accrued, maturing in January, 1999.  $   11,865   $   22,826

          The Company received a $100,000 note from
          an outside investor in February 1997, with
          interest payable at 10% per annum. The note
          is due February 4, 1999. Interest is due
          semi-annually and any unpaid amounts have
          been accrued.                                    100,000            -
                                                        ----------   ----------

          The Company also received a $350,000 note
          in May 1997 from the Aton Balance Fund
          Investment Group with interest payable at
          10% per annum. The note is due May 21,
          1999. Interest is due semi-annually and
          any unpaid amounts have been accrued.
          (See Note 10)                                    350,000            -
                                                        ----------   ----------

          Total                                            461,865       22,826

          Less:  Current Portion                         (  10,956)    ( 10,956)
                                                        ----------   ----------

          Long-Term Debt                                $  450,909    $  11,870
                                                        ==========    =========



                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 6 -  INCOME TAXES

          The components of the provision (benefit) for income taxes is as follows:

          Current Tax Expense
            U.S. Federal                                $        -   $   10,993
            State and Local                              (   1,333)      13,633
                                                        ----------   ----------
          Total Current                                  (   1,333)      24,626

          Tax Benefit of Net Operating
           Loss Carryforwards                                    -    (  10,993)
                                                        ----------   ----------
          Provision for Income Taxes                    $(   1,333)  $   13,633
                                                        ==========   ==========

          Deferred Tax Expense
            U.S. Federal                                $        -   $        -
            State and Local                                      -            -
                                                        ----------   ----------
          Total Deferred                                         -            -
                                                        ----------   ----------

          Total Tax Provision from Continuing
           Operations                                   $(   1,333)  $   13,633
                                                        ==========   ==========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                       (    34.0)%
          Deferred Tax Charge (Credit)                        -
          Effect on Valuation Allowance                      34.0%
          State Income Tax, Net of Federal Benefit            -
                                                        ----------

          Effective Income Tax Rate                           0.0%

          At December 31, 1997, the Company had net carryforward losses of approximately $973,024. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 are as follows:

          Deferred Tax Assets
          Loss Carryforwards                            $  330,828
          Less:  Valuation Allowance                      (330,828)
                                                        ----------
          Net Deferred Tax Assets                       $        -
                                                        ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE 6 -  INCOME TAXES (continued)

          Net operating loss carryforwards expire starting in 2008 through 2011. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                        Operating     Capital
                                                          Leases       Leases
                                                        ----------   ----------
               1998                                     $  368,374   $   23,016
               1999                                        335,429       23,016
               2000                                        245,324       23,016
               2001                                        248,628       23,016
               2002                                        250,848        7,580
               2003 and Thereafter                       2,111,000            -

                                                        ----------   ----------
               Total Minimum Lease Payments             $3,559,603       99,644
                                                        ==========
               Less: Amounts Representing Interest                     ( 33,228)
                                                                     ----------

               Present Value of Future Minimum Lease Payments            66,416
               Less:  Current Maturities                               ( 15,348)
                                                                     ----------
               Total                                                 $   51,068
                                                                     ==========

              Rent expense under operating leases for the years ended December 31, 1997 and 1996 was $313,572 and $216,680, respectively.

          b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuit will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $48,000, and accordingly, has established a reserve included in accounts payable and accrued expenses.

NOTE 8 -  ACQUISITION

          On January 10, 1997, the Company purchased the "Affair Club" in Chicago, Ill. from Affair, L.P. for $335,000. The President of the Company has financed this purchase with a loan at 10% interest to the Company which will be convertible into Preferred Stock. (See Note 4). The purchase was for the lease, restaurant assets and licenses of the Affair Club. The Affair, L.P. partners have no connection to the new club.


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


NOTE 9 -  MINORITY INTEREST

          The Company, through its subsidiary 7 West, is the general partner in Avenue A. 7 West owns a 60% general partnership interest and a 2% limited partnership interest. Minority interest represents a 38% limited partnership interest. As of December 31, 1997, minority interest equals $18,667.

NOTE 10 - STOCKHOLDERS' EQUITY

          Preferred Stock

          On December 30, 1996, the Board of Directors of the Company approved the issuance of 125,000 shares of non-voting preferred stock in exchange for a reduction in the amount owed to a stockholder. Beginning January 1, 1997, the holder of the preferred stock may convert each share of Preferred Stock into five shares of common stock.

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

          The Stock Certificate issued to Onyx Financial Group, Inc. for 200,000 shares of Common Stock (representing 66,667 shares after the December 1996 1 for 3 reverse split) was cancelled on July 24, 1997.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

          On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "Notes"). The notes bear interest at the rate of 10% per annum on the principal sum outstanding and mature on May 21, 1999. Interest is payable semi-annually on June 30 and December 31. The holders of the Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the Notes into Common Stock of the Company at a conversion price of $1.00 per share.

          Following a public offering of the Company's Common Stock if, at the end of any rolling thirty (30) consecutive trading day period (the "Measuring Period") the Common Stock has traded for each trading day during the Measuring Period at 140% of the Public Offering price per share or higher, the Company may, in its sole discretion, give notice to a Note Holder of a mandatory conversion. The Holder shall, upon receipt of such notice, surrender its Note to the Company and receive in exchange that number of shares of Common Stock as determined by dividing the principal amount converted by the Conversion Price then in effect at the time of conversion. No fractional shares or scrip representing fractions of shares will be issued on such a conversion, but the number of shares issuable shall be rounded to the nearest whole share, with the fraction paid in cash at the discretion of the Company.


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1996


NOTE 11 - CONVERTIBLE NOTES PAYABLE (continued)

          The Notes are secured by all assets held by Chicago, with the exception of the point of sale computer system. As of the date of this report, the December 31, 1997 interest payment has not been made and these Notes are in default.

NOTE 12 - WARRANTS

          The Company has issued and outstanding warrants to purchase up to 243,000 shares of common stock.

          On February 4, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant is exercisable on or before February 4, 1999 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments).

          On June 6, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant is exercisable on or before June 6, 1999 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments).

          On May 21, 1997, in connection with the sale of $350,000 of 10% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 35,000 shares of Common Stock. The warrants are exercisable on or before May 21, 1999 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments).

          Pursuant to the terms of an Engagement Letter dated February 5, 1997, between the Company and Commonwealth Associates ("CA"), whereby CA was engaged to render corporate finance and other financial service matters, the Company granted to CA warrants to purchase 188,000 shares of Common Stock at an exercise price of $.01 per share.

NOTE 13 - OPTIONS

          The Avenue A Restaurant Associates partners have options to purchase 1 share of the Company's Common Stock at $1.00 per share for each $6.00 invested.

NOTE 14 - SUBSEQUENT EVENTS


          On March 9, 1998, the Company opened another restaurant in Atlanta, Georgia, called "Shark Bar". The President of the Company has financed this new restaurant with a loan of $250,000 at 10% interest per annum to the Company. An additional $265,000 was raised from outside investors which will be convertible into Common Stock. This loan also is at 10% interest per annum. Both of these loans were acquired in the First Quarter of 1998.


