Form 10QSB
period 1998-03-31
SOULFOOD CONCEPTS INC
filed 1998-05-15
CIK 873086

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


(MARK ONE)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1998

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from

Commission File Number:  33-39231


              Soulfood Concepts, Inc.
--------------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                                       13-3585743
-------------------------------------------------------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)


         630 Ninth Avenue, New York, New York                  10036
--------------------------------------------------------------------------------
    (Address if Principal Executive Offices)                 (Zip Code)


Issuer's telephone number, including area code: (212) 262-8333
                                                --------------


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

    Yes                     No   X
       --------               -------

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of May 11, 1998 was 3,373,177 shares.

Soulfood Concepts, Inc. ("The Company") was formed as a Delaware corporation and has seven subsidiaries. The Company intends to build the first national "Soul Food Restaurant" company throughout major urban areas in the United States with the expansion of its two concepts - The Shark Bar Restaurant and Mekka Restaurant.

The Company currently wholly owns and operates four full service, upscale soul food restaurants under the name The Shark Bar Restaurant. These restaurants are located in the cities of New York, Chicago, Los Angeles and Atlanta. The 10,000 sq. foot, two floor Atlanta location was opened in March of 1998. The Company is also the holder of 62% interest in one other full service, soul food restaurant operating under the name of Mekka Restaurant, which is located in Manhattan's Greenwich Village.

The Company is dedicated to excellence in the quality of its food and to the creation of value for its customers. The Shark Bar Restaurants were developed to appeal to a 35-50 year old, predominantly African-American customer base. Each has a separate bar area along with dining rooms with tablecloth settings. The Shark Bar restaurant serves dinner 7 days a week and lunch and brunch when appropriate. The distribution between food and beverage sales is 65% food and 35% beverages. During 1997, the average guest check at the Shark Bar was approximately $23 (including beverages).

During 1997, The New York Shark Bar Restaurant received a designation from Forbes Magazine as an "All-Star Eatery", while the Chicago restaurant was awarded "Two Stars" from the Chicago Sun-Times. The Los Angeles restaurant was also named by the Los Angeles Times as one of the best new restaurants in LA for 1997.

The Company plans to continue its expansion plans to the other major urban markets in the Unites States.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET - ASSETS (UNAUDITED)


                                                          March 31, December 31,
                                                            1998        1997
                                                         ---------- ------------
       ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents ........................   $  125,666   $   49,469
    Accounts Receivable ..............................      138,684       69,387
    Inventory ........................................      109,569       67,149
    Prepaid Expenses and Other Current Assets ........      147,295      134,390
                                                         ----------   ----------
       Total Current Assets ..........................      521,214      320,395


PROPERTY AND EQUIPMENT, Net of Accumulated
 Depreciation of $447,618 and $391,332, respectively .    1,417,148    1,023,901

ORGANIZATION COSTS, Net of Accumulated Amortization
  of $29,392 and $28,189, respectively ...............       22,964       24,167

COST OF LEASEHOLD, Net of Accumulated Amortization
    of $363,556 and $357,114, respectively ...........      385,190      290,413

Other Assets .........................................      240,520       75,182
                                                         ----------   ----------

       TOTAL ASSETS ..................................   $2,587,036   $1,734,058
                                                         ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET - LIABILITIES AND
                       STOCKHOLDERS' EQUITY (UNAUDITED)

                                                    March 31,     December 31,
                                                       1998           1997
                                                   -----------    -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank Overdraft .............................   $        --    $    88,640
    Accounts Payable & Accrued Expenses ........       932,098        657,322
    Obligation Under Capital Lease .............        15,348         15,348
    Current Portion of Long-Term Debt ..........        10,956         10,956
                                                   -----------    -----------
       Total Current Liabilities ...............       958,402        772,266


DUE TO RELATED PARTY ...........................       861,661        615,367

OBLIGATIONS UNDER CAPITAL LEASE LONG-TERM ......        80,034         51,068

LONG-TERM DEBT .................................       715,909        450,909
                                                   -----------    -----------

       TOTAL LIABILITIES .......................     2,616,006      1,889,610
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, par value $.003; Authorized
     500,000 shares; issued and outstanding
     125,000 shares ............................           375            375
    Common Stock, par value $.003; Authorized
     14,500,000 shares; issued and outstanding
     3,373,177 shares ..........................        10,120         10,120
    Additional Paid-in Capital .................       982,449        982,449
    Minority Interest ..........................        32,458         18,667
    Accumulated Deficit ........................    (1,054,372)    (1,167,163)
                                                   -----------    -----------
       Total Stockholders' Equity (Deficit) ....       (28,970)      (155,552)
                                                   -----------    -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT) .........   $ 2,587,036    $ 1,734,058
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                    - 2 -

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                            -------------------------------
                                                1998                1997
                                            ------------      -------------

SALES                                        $ 2,177,119        $ 1,008,432

COST OF SALES                                    601,149            265,510
                                            ------------       ------------

GROSS PROFIT                                   1,575,970            742,922

Restaurant Operating Expenses                  1,180,443            526,751
                                            ------------       ------------

Income from Operating Restaurants                395,527            216,171

Other Corporate Expenses                         145,669            113,619
                                            ------------       ------------

Income from Operations                           249,858            102,552

OTHER INCOME
    Interest Income                                   --                188
    Interest Expense                             (37,889)           (14,995)
    Pre-Opening Expenses                         (17,823)           (35,692)
    Depreciation & Amortization                  (62,712)           (33,985)
                                            ------------       ------------

INCOME BEFORE (PROVISION) BENEFIT FOR
 INCOME TAXES AND MINORITY INTEREST              131,434             18,068

(PROVISION) BENEFIT FOR INCOME TAXES               4,852                620
                                            ------------       ------------

NET INCOME BEFORE MINORITY INTEREST              126,582             17,448

MINORITY INTEREST                                (13,791)                --
                                            ------------       ------------

NET INCOME                                  $    112,791        $    17,448
                                            ============       ============

EARNINGS PER SHARE:
    Basic                                   $        .03        $       .01
                                            ============       ============


    Diluted                                 $        .03        $       .01
                                            ============       ============



The accompanying notes are an integral part of the consolidated financial statements.

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)

                                                   Preferred Stock                 Common Stock               Additional
                                              ------------------------      --------------------------         Paid-in
                                              Shares           Amount        Shares            Amount           Capital
                                             --------         -------       ---------          -------      ------------
Balance - December 31, 1995                        --        $     --      5,468,776        $  5,469         $  14,837

Issuance of Common Stock in
 Conversion of Stockholder Loan                    --              --      2,750,690           2,751           547,387

Reverse 1 for 3 Stock Split                        --              --     (5,479,627)             --               --

Issuance of Common Stock in
 Conversion of Stockholder Loan                    --              --        400,000           1,200            78,800

Issuance of Preferred Stock in
 Conversion of Stockholder Loan                125,000            375             --              --           124,625

Distributions                                       --             --             --              --                --

Net Income                                          --             --             --              --                --
                                            -----------      ---------     ----------        --------       ----------

Balance - December 31, 1996                    125,000            375      3,139,839           9,420           765,649

Issuance of Common Stock                            --             --        300,000             900           219,100

Return of Stock Issued                              --             --        (66,662)           (200)           (2,300)

Distributions                                       --             --             --              --                --

Net Income (Loss)                                   --             --             --              --                --
                                            -----------      ---------     ----------        --------       ----------

Balance - December 31, 1997                    125,000            375      3,373,177          10,120           982,449

Net Income                                          --             --             --              --                --
                                            -----------      ---------     ----------        --------       ----------

Balance - March 31, 1998                       125,000       $    375      3,373,177        $ 10,120         $ 984,449
                                            ==========       ========      ==========        =======        ==========


                                                                                                             Total
                                                    Minority                 Accumulated                 Stockholders'
                                                    Interest                   Deficit                Equity (Deficit)
                                                    --------                  ----------              ----------------
Balance - December 31, 1995                      $        --                $ (695,235)                $  (674,929)

Issuance of Common Stock in
 Conversion of Stockholder Loan                           --                        --                     550,138

Reverse 1 for 3 Stock Split                               --                        --                          --

Issuance of Common Stock in
 Conversion of Stockholder Loan                           --                        --                      80,000

Issuance of Preferred Stock in
 Conversion of Stockholder Loan                           --                        --                     125,000

Distributions                                             --                    (16,881)                   (16,881)

Net Income                                                --                     63,971                     63,971
                                                 -----------               ------------               ------------

Balance - December 31, 1996                               --                   (648,145)                   127,299

Issuance of Common Stock                                  --                         --                    220,000

Return of Stock Issued                                    --                         --                         --

Distributions                                             --                     (6,697)                    (6,697)

Net Income (Loss)                                     18,667                   (512,321)                  (493,654)
                                                 -----------               ------------               ------------

Balance - December 31, 1997                           18,667                 (1,167,163)                  (155,552)

Net Income                                            13,791                    112,791                    126,582
                                                 -----------               ------------               ------------

Balance - March 31, 1998                         $    32,458                $(1,054,372)               $   (28,970)
                                                 ===========               ============               ============

The accompanying notes are an integral part of the consolidated financial statements.
                                    - 4 -

                           SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                      ----------------------
                                                        1998           1997
                                                      -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                     $  112,791       $ 17,448
     Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
       Depreciation and Amortization                    62,712         35,692
     (Increase) Decrease In:
       Accounts Receivable                             (69,297)       (24,907)
       Inventory                                       (40,182)       (10,542)
       Prepaid Expenses and Other Current Assets       (12,905)        31,868
       Other Assets                                   (165,338)      (186,680)
     (Decrease) Increase In:
       Cash Overdraft                                  (88,640)            --
       Accounts Payable & Accrued Expenses             274,776        112,286
                                                     ---------      ---------

NET CASH PROVIDED BY (USED FOR) OPERATING
   ACTIVITIES                                           73,917        (24,835)
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Property and Equipment               (449,815)      (507,745)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in Debt                                  515,000        542,430
     Repayment of Debt                                 (62,905)        (4,880)
                                                     ---------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES              452,095        537,550
                                                     ---------      ---------

Net Increase in Cash and Cash Equivalents
 During the Period                                      76,197          4,970
Cash - January 1,                                       49,469         76,902
                                                     ---------      ---------


Cash - March 31,                                    $  125,666      $  81,872
                                                    ==========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash Paid During the Period:
     Interest                                       $       --      $   2,614
                                                    ==========      =========
     Taxes                                          $    4,852      $   4,595
                                                    ==========      =========

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

              For further information refer to the financial statements and footnotes included in the Company's report for the year ended December 31, 1997.

              The results of Operations for any interim period are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

              The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("The Company"), a holding company organized under the laws of the state of Delaware on December 11, 1992 and its subsidiaries:

                1) Shark Restaurant Corp., ("SRC") incorporated under the laws of the State of New York on June 7, 1990 (owned 100% by the Company);

                2) Affair Restaurant, Inc. ("Shark Bar Chicago"), purchased on January 10, 1997 from Affair, L.P. (See Note 5), (owned 100% by the Company); and

                3) Shark Restaurant California Corp. ("Shark Bar L.A."), incorporated under the laws of the State of California on June 23, 1997 (owned 100% by the Company);

                4) Avenue A Restaurant Associates, L.P. ("Avenue A"), organized as a limited partnership pursuant to a limited partnership under the laws of New York September 22, 1994 (owned 62% by 7 West);

                5) 7 West Restaurant Corp. ("7 West"), incorporated under the laws of the State of New York on February 1, 1994 (owned 100% by the Company);

                6) Shark Catering Corp., ("SCC"), incorporated under the laws of the State of New York on May 14, 1992 (owned 100% by the

                    Company); currently inactive.

                7) TWS Restaurant, Corp. ("TWS"), incorporated under the laws of the State of New York on May 1, 1995 (owned 100% by the Company); currently inactive.

                8) Shark Bar, Inc. ("Shark Bar Atlanta"), incorporated under the laws of the State of the State of Georgia on October 30, 1997 (owned 100% by the Company).

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

NOTE 2 -      INVENTORY

              Inventory consisted of the following at:
                                        March 31,         December 31,
                                         1998               1997
                                       ----------         ------------
              Food                     $   27,299         $   23,709
              Beverage                     79,157             43,440
                                       ----------         ------------
                                       $  106,456         $   67,149
                                       ==========         ============

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and Equipment consisted of the following:

                                                      Cost
                                                     ------
              March 31, 1998
              --------------
              Furniture, Fixtures & Equipment     $ 1,093,005
              Leasehold Improvement                   771,761
                                                  -----------
                                                    1,864,766

              Accumulated Depreciation               (447,618)
                                                  -----------
                                                  $ 1,417,148
                                                  ===========
              December 31, 1997
              -----------------
              Furniture, Fixtures & Equipment     $   789,637
              Leasehold Improvement                   625,596
                                                  -----------
                                                    1,415,233
              Accumulated Depreciation               (391,332)
                                                  -----------
                                                  $ 1,023,901
                                                  ===========

              Depreciation and amortization expense of property and equipment for the three months ended March 31, 1998 was $56,286.

                                  SOULFOOD CONCEPTS, INC.
                                      AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -      RELATED PARTY TRANSACTION

              Due to related parties consists of the following:
                                                     March 31,     December 31,
                                                       1998            1997
                                                     ---------     ------------
              Advances from an officerf of the
              Company, payable on demand.  It
              is intended that these advances
              will be repaid in more than one
              year.  Interest has been accrued
              on these advances at 10% per annum.    $ 460,501     $ 214,207

              Advances from an officer of the
              Company. These advances are
              convertable into preferred stock.
              Interest has been accrued on these
              advances at 10% per annum.               335,000       335,000

              Partner loans to Avenue A.  Interest
              is being accrued at 10% per annum
              to the limited partners.                  66,160        66,160
                                                     ---------     ----------


                                                     $ 861,661     $ 615,367
                                                    ==========     ==========

NOTE 5 -      LONG-TERM DEBT

              Long-term debt consists of the following:

                                                      March 31,    December 31,
                                                         1998         1997
                                                      ---------    ------------

              Working capital loan from Citibank,
              bearing interest at 11.5% per annum
              on the outstanding balance, payable
              in monthly installments of $913
              principal only with interest accrued,
              maturing in January, 1999.              $  11,865     $  11,865

              The Company received a $100,000 note
              from an outside investor in February
              1997, with interest payable at 10% per
              annum. The note is due February 4,
              1999. Interest is due semi-annually,
              and any unpaid amounts have been
              accrued.                                  100,000       100,000

                                  SOULFOOD CONCEPTS, INC.
                                      AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -      LONG-TERM DEBT (continued)

                                                    March 31,    December 31,
                                                      1998          1997
                                                    ---------    ------------

              The Company also received a $350,000
              note in May 1997 from the Aton Fund
              Balance Fund Interest Group with
              interest payable at 10% per annum due.
              The note is due May 21, 1999. Interest
              is due semi-annually, and any unpaid
              amounts have been accrued.              350,000       350,000

              The Company has also received a
              $265,000 note in February 1998 from
              institutional investors, with

              interest payable at 10% per annum.
              The note is due in February 2000.
              Interest is due semi-annually and
              any unpaid amounts have been accrued.   265,000            --
                                                      -------       --------

              Total                                   726,865       461,865

              Less:  Current Portion                   10,956        10,956
                                                     --------      ---------

              Long-Term Debt                         $715,909      $450,909
                                                     ========      =========


NOTE 6 -      INCOME TAXES

              The provision for income taxes is summarized as follows:

                                                    March 31,    December 31,
                                                      1998          1997
                                                    ---------    ------------
              Federal Income Tax                    $      --    $       --
              State and Local                           4,860        (1,333)
                                                    ---------    ----------
                                                        4,860        (1,333)
              Tax Benefit of Net Operating Loss
               Carryfowards                                --            --
                                                    ---------     ----------
              Provision for Income Taxes            $   4,860     $  (1,333)
                                                    =========     ==========

              The Company has net carryforward losses substantially in excess of their profits. Because of the uncertainty of future profits, a valuation allowance has been established equal to the tax benefit of the loss carryforwards.

              The loss carryforwards expire starting in 2008 through 2011 and total net carryforward losses is approximatey $973,024.

                                  SOULFOOD CONCEPTS, INC.
                                      AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              The Company's future minimum annual aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

      1998                   $  368,374
              1999                      335,429
              2000                     245,324
              2001                      248,628
              2002                      250,848
              2003 and thereafter     2,111,000

NOTE 8 -      STOCKHOLDERS' EQUITY

              During the fiscal year 1998, the Company has entered into the following transactions involving the issuance of securities:

              Pursuant to the terms of a Note Purchase Agreement dated February 16, 1998, the Company received $265,000 in exchange for the Company's 10% Convertible Secured Note in the aggregate principal amount of $265,000 and warrants to purchase shares of Common Stock. The Note provides that the holder is entitled at any time to convert any or all of the original principal amount of the note into shares of Common Stock. The Shares of Common Stock underlying the note and the warrants bear certain demand and "piggyback" registration rights.

                                  SOULFOOD CONCEPTS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements and information relating to the new restaurant that opened on March 9, 1998 (Atlanta).

Results of Operations for Three Months Ended March 31, 1998 and 1997

Sales for the three months ended March 31, 1998 increased by approximately 115% to $2,168,662 from sales of $1,008,432 during the three months ended March 31, 1998. The principal reasons were a 48% sales increase at three existing locations, as well as two new restaurant locations which contributed $1,169,856 to three month sales. On-site operating profits, before corporate G&A, taxes and depreciation, increased at Shark Bar New York from $177,540 (26% of sales) for the three months ending March 31, 1998 to $185,085 (26% of sales) for the 1998 corresponding period, an increase in percentage terms of approximately 4%. Cost of sales was 25.6% for both periods.

At the corporate level, income before depreciation, amortization, other income (expenses) and provision for income taxes increased to $249,858 from $102,552 in the previous year. This increase is due to higher sales and lower operating expenses as a percentage of sales at existing stores.



Liquidity and Capital Resources and Subsequent Acquisitions

Cash at March 31, 1998 was $125,666 which increased from $(39,171) at December 31, 1997 due to new locations providing additional cash flow and additional borrowings. Assets increased by $852,978 to $2,587,036 mainly due to the acquisitions and opening of two new restaurant locations in Los Angeles and Atlanta. Total liabilities increased by $726,396 to $2,616,006 in large part due to loans raised in acquiring the two new restaurants.

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


                                               SOULFOOD CONCEPTS, INC.



Date:  May 13, 1998                           By: /s/ Brian A. Hinchcliffe
                                                  ------------------------
                                                  Brian A. Hinchcliffe,
                                                  Chief Executive Officer,
                                                  President and Director
                                                  (Principal Accounting Officer)


Date:  May 13, 1998                           By: /s/ Keith Clinkscales
                                                  ---------------------
                                                  Keith Clinkscales, Director