Form 10KSB40/A
period 1997-12-31
SOULFOOD CONCEPTS INC
filed 1998-06-17
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A


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

                                    Soulfood Concepts Inc.

Date: June 15, 1998                  By: /s/ Brian A. Hinchcliffe
                                        _____________________________________
                                        Brian A. Hinchcliffe, Chief Executive
                                        Officer and President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature and Title                     Date


/s/ Brian A. Hinchcliffe                June 15, 1998
_________________________________
Brian A. Hinchcliffe, Chief
Executive Officer, President
and Director (Principal
Accounting Officer)



/s/ Michael D. Vann
_________________________________       June 15, 1998
Michael D. Vann, Director




                                        June __, 1998
_________________________________
Keith Clinkscales, Director

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

NOTE 5 -  LONG-TERM DEBT

          Long-term debt consists of the following:

                                                               December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------

          Working capital loan from Citibank, bearing
          interest at 11.5% per annum on the
          outstanding balance, payable in monthly
          installments of $913 principal only with
          interest accrued, maturing in January, 1999.  $   11,865   $   22,826

          The Company received a $100,000 note from
          an outside investor in February 1997, with
          interest payable at 10% per annum. The note
          is due February 4, 1999. Interest is due
          semi-annually and any unpaid amounts have
          been accrued.                                    100,000            -
                                                        ----------   ----------

          The Company also received $350,000 from
          the sale of Notes to two entities in May
          1997 with interest payable at 10% per annum.
          The note is due May 21, 1999. Interest is
          due semi-annually and any unpaid amounts
          have been accrued.  (See Note 11)                350,000            -
                                                        ----------   ----------


          Total                                            461,865       22,826

          Less:  Current Portion                         (  10,956)    ( 10,956)
                                                        ----------   ----------

          Long-Term Debt                                $  450,909    $  11,870
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

NOTE 11 - CONVERTIBLE NOTES PAYABLE

          On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "Notes"). The notes bear interest at the rate of 10% per annum on the principal sum outstanding and mature on May 21, 1999. Interest is payable semi-annually on June 30 and December 31. The holders of the Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the Notes into Common Stock of the Company at a conversion price equal to the lesser of i) $3.00 per share or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock.

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


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 and 1996


NOTE 11 - CONVERTIBLE NOTES PAYABLE (continued)


          The Notes are secured by all assets held by Chicago, with the exception of the point of sale computer system. As of the date of this report, the due date of the December 31, 1997 interest payment has been extended to May 1, 1988.


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


