Form 10QSB
period 1998-06-30
SOULFOOD CONCEPTS INC
filed 1998-08-07
CIK 873086

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(MARK ONE)

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from


Commission File Number:  33-39231

                            Soulfood Concepts, Inc.
                            -----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                      13-3585743
         --------                                      ----------
(State of Incorporation)                    (IRS Employer Identification No.)

     630 Ninth Avenue, New York, New York                 10036
     ------------------------------------                 -----
   (Address if Principal Executive Offices)             (Zip Code)


Issuer's telephone number, including area code:   (212) 262-6247


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [ ]  No [X]

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of August 5, 1998 was 3,373,172 shares.

Notes to the Second Quarter

Soulfood Concepts Inc. reports that sales for the second quarter of 1998 increased by 65% to $2,578,292 from 1997-second quarter sales of $1,564,538. Sales for the first six months ending June 30th, 1998 increased by approximately 85% to $4,755,411 from the figure of $2,572,970 for the first six months of 1997. Net income was $22,639 for the second quarter and $135,530 for the six months ending June 30th, 1998. Depreciation, amortization and pre-opening expenses were $120,272 for the second quarter and $200,807 for the six months ending June 30th, 1998.

The newly opened Shark Bar Restaurant in Atlanta recorded sales of $609,423 for the second quarter. During the same quarter, The Shark Bar River Cafe was opened in Chicago in conjunction with a program run by The City of Chicago.

The Company has identified its next restaurant locations and plans to open 2 to 3 more locations before the end of 1998. The Company is also pleased to announce that its activities were featured in the July issue of Restaurant Hospitality.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET - ASSETS (UNAUDITED)

                                                                      June 30,        December 31,
                                                                        1998               1997
                                                                   ------------       ------------
       ASSET
CURRENT ASSETS
    Cash and Cash Equivalents                                      $    228,142      $      49,469
    Accounts Receivable                                                  81,548             69,387
    Inventory                                                           112,449             67,149
    Prepaid Expenses and Other Current Assets                           168,351            134,390
                                                                   ------------       ------------
       Total Current Assets                                             590,490            320,395

PROPERTY AND EQUIPMENT, Net of Accumulated
 Depreciation of $527,100 and $391,332, respectively                  1,482,748          1,023,901

ORGANIZATION COSTS, Net of Accumulated Amortization
  of $31,150 and $28,189, respectively                                   21,215             24,167

COST OF LEASEHOLD, Net of Accumulated Amortization
    of $373,988 and $357,114, respectively                              373,539            290,413

Other Assets                                                            235,260             75,182
                                                                   ------------       ------------
       TOTAL ASSETS                                                 $ 2,703,252        $ 1,734,058
                                                                   ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET - LIABILITIES AND
                       STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                      June 30,        December 31,
                                                                        1998               1997
                                                                    -----------        -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank Overdraft                                                  $        -         $    88,640
    Accounts Payable & Accrued Expenses                               1,137,279            657,322
    Obligation Under Capital Lease                                           -              15,348
    Current Portion of Long-Term Debt                                     5,478             10,956
                                                                    -----------        -----------
       Total Current Liabilities                                      1,142,757            772,266

DUE TO RELATED PARTY                                                    803,388            615,367

OBLIGATIONS UNDER CAPITAL LEASE LONG-TERM                                56,912             51,068

LONG-TERM CONVERTIBLE DEBENTURE AND NOTES                               715,909            450,909
                                                                    -----------        -----------
       TOTAL LIABILITIES                                              2,718,966          1,889,610
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, par value $.003; Authorized
     500,000 shares; issued and outstanding
     125,000 shares                                                         375                375
    Common Stock, par value $.003; Authorized
     14,500,000 shares; issued and outstanding
     3,373,177 shares                                                    10,120             10,120
    Additional Paid-in Capital                                          982,449            982,449
    Minority Interest                                                    39,369             18,667
    Accumulated Deficit                                              (1,048,027)        (1,167,163)
                                                                    -----------        -----------
       Total Stockholders' Equity (Deficit)                             (15,714)          (155,552)
                                                                    -----------        -----------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIT)                              $ 2,703,252        $ 1,734,058
                                                                    ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                        Six Months Ended        Three Months Ended
                                            June 30,                 June 30,
                                    -----------------------   -----------------------
                                        1998         1997         1998         1997
                                    ----------   ----------   ----------   ----------
SALES                               $4,755,411   $2,572,970   $2,578,292   $1,564,538

COST OF SALES                        1,363,480      722,396      762,331      456,886
                                    ----------   ----------   ----------   ----------

GROSS PROFIT                         3,391,931    1,850,574    1,815,961    1,107,652

Restaurant Operating Expenses        2,637,079    1,328,184    1,456,636      786,591
                                    ----------   ----------   ----------   ----------
Income from Operating Restaurants      754,852      522,390      359,325      321,061
Corporate G & A                        309,351      242,202      163,682      143,425
                                    ----------   ----------   ----------   ----------
Income from Operations                 445,501      280,188      195,643      177,636

OTHER INCOME (EXPENSES)

Interest Income                           --            301         --            113
Interest Expense                       (80,930)     (43,704)     (43,041)     (28,709)
Pre-Opening Expenses                   (57,893)     (74,612)     (40,070)     (40,627)
Depreciation and Amortization         (142,914)     (85,375)     (80,202)     (49,683)
                                    ----------   ----------   ----------   ----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES AND MINORITY
 INTEREST                              163,764       76,798       32,330       58,730

PROVISION FOR INCOME TAXES               7,532        5,372        2,780        4,752
                                    ----------   ----------   ----------   ----------
NET INCOME BEFORE
  MINORITY INTEREST                    156,232       71,426       29,550       53,978
MINORITY INTEREST                      (20,702)         --        (6,911)         --
                                    ----------   ----------   ----------   ----------

NET INCOME                          $  135,530   $   71,426   $   22,639   $   53,978
                                    ==========   ==========   ==========   ==========

EARNINGS PER SHARE:
    Primary                         $      .03   $      .01   $      .01   $      .01
                                    ==========   ==========   ==========   ==========
    Fully Diluted                   $      .03   $      .01   $      .01   $      .01
                                    ==========   ==========   ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30,
                                                                  -----------------------------
                                                                       1998              1997
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                    $   135,530       $    71,426
    Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
       Depreciation and Amortization                                  142,914            85,375
    (Increase) Decrease In:
       Accounts Receivable                                            (12,161)          (34,327)
       Prepaid Expenses                                               (33,961)          (12,194)
       Inventory                                                      (45,300)          (15,034)
       Escrow Advance                                                     -              33,500
       Loans and Exchange                                                 -              13,812
       Security Deposits                                                  -              (3,050)
       Other Assets                                                  (160,078)         (138,442)
    (Decrease) Increase In:
       Accounts Payable & Accrued Expenses                            513,339           101,517
                                                                  -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             540,283           102,583
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property and Equipment                               (694,615)         (584,419)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Debt                                                  458,865           797,429
    Repayment of Debt                                                (109,466)          (10,287)
    Increase in Additional Paid-in Capital                                              219,100
    Partner Distributions                                             (16,394)               -
                                                                  -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             333,005         1,006,242
                                                                  -----------       -----------

Net Increase in Cash During the Period                                178,673           524,406
Cash - January 1,                                                      49,469            76,902
                                                                  -----------       -----------

Cash - June 30,                                                   $   228,142       $   601,308
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash Paid During the Period:
       Interest                                                   $     9,126       $     5,416
                                                                  ===========       ===========
       Taxes                                                      $     8,552       $     4,595
                                                                  ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)

                                         Preferred Stock               Common Stock            Additional
                                    -------------------------   --------------------------      Paid-in
                                       Shares        Amount        Shares         Amount        Capital
                                    -----------   -----------   -----------    -----------    -----------
Balance - December 31, 1995                --     $      --       5,468,776    $     5,469    $    14,837

Issuance of Common Stock in
   Conversion of Stockholder Loan          --            --       2,750,690          2,751        547,387

Reverse 1 for 3 Stock Split                --            --      (5,479,627)          --             --

Issuance of Common Stock in
 Conversion of Stockholder Loan            --            --         400,000          1,200         78,800

Issuance of Preferred Stock in
 Conversion of Stockholder Loan         125,000           375          --             --          124,625

Distributions                              --            --            --             --             --

Net Income                                 --            --            --             --             --
                                    -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1996             125,000           375     3,139,839          9,420        765,649

Issuance of Common Stock                   --            --         300,000            900        219,100

Return of Stock Issued                     --            --         (66,662)          (200)        (2,300)

Distributions                              --            --            --             --             --

Net Income (Loss)                          --            --            --             --             --
                                    -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1997             125,000           375     3,373,177         10,120        982,449

Distributions                              --            --            --             --             --

Net Income                                 --            --            --             --             --
                                    -----------   -----------   -----------    -----------    -----------

Balance - June 30, 1998                 125,000   $       375     3,373,177    $    10,120    $   982,449
                                    ===========   ===========   ===========    ===========    ===========


                                                                    Total
                                     Minority     Accumulated    Stockholders'
                                     Interest       Deficit    Equity (Deficit)
                                    -----------   -----------    -----------
Balance - December 31, 1995         $      --     $  (695,235)   $  (674,929)

Issuance of Common Stock in
   Conversion of Stockholder Loan          --            --          550,138

Reverse 1 for 3 Stock Split                --            --             --

Issuance of Common Stock in
 Conversion of Stockholder Loan            --            --           80,000

Issuance of Preferred Stock in
 Conversion of Stockholder Loan            --            --          125,000

Distributions                              --         (16,881)       (16,881)

Net Income                                 --          63,971         63,971
                                    -----------   -----------    -----------

Balance - December 31, 1996                --        (648,145)       127,299

Issuance of Common Stock                   --            --          220,000

Return of Stock Issued                     --            --             --

Distributions                              --          (6,697)        (6,697)

Net Income (Loss)                        18,667      (512,321)      (493,654)
                                    -----------   -----------    -----------

Balance - December 31, 1997              18,667    (1,167,163)      (155,552)

Distributions                              --         (16,394)       (16,394)

Net Income                               20,702       135,530        156,232
                                    -----------   -----------    -----------

Balance - June 30, 1998             $    39,369   $(1,048,027)   $   (15,714)
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

NOTE 2 -  INVENTORY

               Inventory consisted of the following at:

                                        June 30,           December 31,
                                          1998                 1997
                                      ----------           ----------

                Food                  $   24,154           $   23,709
                Beverage                  88,295               43,440
                                      ----------           ----------
                                       $ 112,449           $   67,149
                                       =========           ==========

NOTE 3 -  PROPERTY AND EQUIPMENT

               Property and Equipment consisted of the following:

                                                                    Cost
                                                                ------------

                June 30, 1998
                -------------
                Furniture, Fixtures & Equipment                  $ 1,202,350
                Leasehold Improvement                                807,498
                                                                ------------
                                                                   2,009,848
                Accumulated Depreciation                             527,100
                                                                ------------
                                                                 $ 1,482,748
                                                                ============

                December 31, 1997
                -----------------
                Furniture, Fixtures & Equipment                 $    789,637
                Leasehold Improvement                                625,596
                                                                ------------
                                                                   1,415,233
                Accumulated Depreciation                         (   391,332)
                                                                ------------
                                                                 $ 1,023,901
                                                                ============

               Depreciation and amortization expense of property and equipment for the six months ended June 30, 1998 was $142,914.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -  RELATED PARTY TRANSACTION

          Due to related parties consists of the following:

                                                         June 30,   December 31,
                                                           1998          1997
                                                       -----------   -----------
          Advances from an officer of the
          Company, payable on demand. It is
          intended that these advances will be
          repaid in more than one year. Interest
          has been accrued on these advances at
          10% per annum.                               $   468,388   $   214,207

          Advances from an officer of the
          Company. These advances are
          convertible into preferred stock.
          Interest has been accrued on these
          advances at 10% per annum.                       335,000       335,000

          Partner loans to Avenue A. Interest is
          being accrued at 10% per annum to the
          limited partners.                                     -         66,160
                                                       -----------   -----------
                                                       $   803,388   $   615,367
                                                       ===========   ===========

NOTE 5 -  LONG-TERM DEBT

          Long-term debt consists of the following:

                                                         June 30,   December 31,
                                                           1998          1997
                                                       -----------   -----------
          Working capital loan from Citibank,
          bearing interest at 11.5% per annum on
          the outstanding balance, payable in
          monthly installments of $913 principal
          only with interest accrued, maturing
          in January, 1999.                            $     6,387   $    11,865

          The Company received a $100,000 note
          from an outside investor in February
          1997, with interest payable at 10% per
          annum. The note is due February 4,
          1999. Interest is due semi-annually,
          and any unpaid amounts have been
          accrued.                                         100,000       100,000

               SOULFOOD CONCEPTS, INC.
                   AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  LONG-TERM DEBT (continued)

                                                         June 30,   December 31,
                                                           1998          1997
                                                       -----------   -----------
          The Company also received a $350,000
          convertible debenture note in May 1997
          from the Aton Balance Fund Interest
          Group with interest payable at 10% per
          annum due. The note is due May 21,
          1999. Interest is due semi-annually,
          and any unpaid amounts have been
          accrued. The conversion price to
          common shares is $3.00 per share.                350,000       350,000

          The Company has also received a
          $265,000 convertible debenture note in
          February 1998 from institutional
          investors, with interest payable at
          10% per annum. The note is due in
          February 2000. Interest is due
          semi-annually and any unpaid amounts
          have been accrued. The conversion
          price to common shares is $ 2.25 per
          share                                            265,000            -
                                                       -----------   -----------
          Total                                            721,387       461,865

          Less:  Current Portion                             5,478        10,956
                                                       -----------   -----------

          Long-Term Debt                               $   715,909   $   450,909
                                                       ===========   ===========

NOTE 6 -  INCOME TAXES

          The provision for income taxes is summarized as follows:

                                                      June 30,     December 31,
                                                        1998           1997
                                                    ----------      ----------
          Federal Income Tax                        $       -       $       -
          State and Local                                7,532          (1,333)
                                                    ----------      ----------
                                                         7,532          (1,333)
          Tax Benefit of Net Operating Loss
           Carryfowards                                     -               -
                                                    ----------      ----------
          Provision for Income Taxes                $    7,532      $   (1,333)
                                                    ==========      ==========

          The Company has net carryforward losses substantially in excess of their profits. Because of the uncertainty of future profits, a valuation allowance has been established equal to the tax benefit of the loss carryforwards.

          The loss carryforwards expire starting in 2008 through 2011 and total net carryforward losses is approximately $973,024.

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

 Results of Operations for Six Months Ended June 30, 1998 and 1997 and Three
                      Months ended June 30 1998 and 1997
 ---------------------------------------------------------------------------

Sales for the six months ended June 30, 1998 increased by approximately 85% to $4,755,411 from sales of $2,572,970 during the six months ended June 30, 1997. The principal reasons were a 16.5% sales increase at three existing locations, as well as two new restaurant locations which contributed $1,750,283 to six month sales. Sales for the three months ended June 30, 1998 of $2,578,292, were approximately 65% more than sales for the three months ended June 30, 1997 of $1,564,538. On-site operating profits, before corporate G&A, taxes and depreciation, remained the same at Shark Bar New York (26% of sales) for the six months ending June 30, 1998 and 1997. Cost of sales was 26.5% for both periods.

At the corporate level, income before depreciation, amortization, other income (expenses) and provision for income taxes increased to $445,501 from $280,188 in the previous year. This increase is due to higher sales and lower operating expenses as a percentage of sales at existing stores.

Liquidity and Capital Resources and Subsequent Acquisitions
-----------------------------------------------------------

Cash at June 30, 1998 was $228,142 which increased from $(39,171) at December 31, 1997 due to new locations providing additional cash flow and additional borrowings. Assets increased by $116,216 to $2,703,252 mainly due to the acquisitions and opening of two new restaurant locations in Los Angeles and Atlanta. Total liabilities increased by $102,001 to $2,718,007 in large part due to loans raised in acquiring the two new restaurants.

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


                                              SOULFOOD CONCEPTS, INC.

Date:  August 6, 1998                         By: /s/ Brian A. Hinchcliffe
                                                  ------------------------------
                                                  Brian A. Hinchcliffe,
                                                  Chief Executive Officer,
                                                  President and Director
                                                  (Principal Accounting Officer)

Date:  August 6, 1998                         By: /s/ Keith Clinkscales
                                                  ------------------------------
                                                  Keith Clinkscales, Director