Form 10QSB
period 1998-09-30
SOULFOOD CONCEPTS INC
filed 1998-11-12
CIK 873086

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from


Commission File Number:  33-39231
                       ----------

              Soulfood Concepts, Inc.
--------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                 13-3585743
--------------------------------------------------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)

              630 Ninth Avenue, New York, New York        10036
-----------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Issuer's telephone number, including area code:   (212) 262-6247
                                               ------------------

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      No    X
           -----   -------

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of November 3, 1998 was 3,998,172 shares.

Notes to the Third Quarter

Soulfood Concepts Inc.("The Company") was formed as a Delaware corporation and has seven subsidiaries. The company is building a national restaurant company throughout major urban areas with expansion of its chief concept, The Shark Bar Restaurant. The original Shark Bar Restaurant opened in New York city in 1990, and there are now locations in Chicago, Los Angeles and Atlanta.

Soulfood Concepts Inc. reports that sales for the third quarter of 1998 increased by 60% to $2,542,489 from 1997 third quarter sales of $1,517,216. Sales for the first nine months ending September 30th, 1998 increased by 56% to $7,296,900 from the figure of $4,090,186 for the first nine months of 1997. Net income was $40,817 for the third quarter and $176,347 for the nine months ending September 30th, 1998. Depreciation, amortization and pre-opening expenses were $157,753 for the second quarter and $358,580 for the nine months ending September 30th.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET - ASSETS (UNAUDITED)


                                                                                    September 30,              December 31,
                                                                                       1998                       1997
                                                                                       ----                       ----
       ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                                       $   140,747             $     49,469
    Accounts Receivable                                                                  60,721                   69,387
    Inventory                                                                           106,882                   67,149
    Prepaid Expenses and Other Current Assets                                           164,438                  134,390
                                                                                    -----------             ------------
       Total Current Assets                                                             472,788                  320,395


PROPERTY AND EQUIPMENT, Net of Accumulated
 Depreciation of $582,582 and $391,332, respectively                                  1,445,805                1,023,901

ORGANIZATION COSTS, Net of Accumulated Amortization
  of $32,644 and $28,189, respectively                                                   19,712                   24,167

COST OF LEASEHOLD, Net of Accumulated Amortization
    of $384,525 and $357,114, respectively                                              363,002                  290,413

Other Assets                                                                            162,689                   75,182
                                                                                   ------------            -------------

       TOTAL ASSETS                                                                $  2,463,996             $ 1,734,058
                                                                                   ============            =============

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET - LIABILITIES AND
                       STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                             September 30,         December 31,
                                                                                                 1998                 1997
                                                                                                 ----                 ----

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank Overdraft                                                                         $         --        $    88,640
    Accounts Payable & Accrued Expenses                                                         831,211            657,322
    Obligation Under Capital Lease                                                               15,348             15,348
    Current Portion of Long-Term Debt                                                           452,739             10,956
                                                                                           ------------        -----------
       Total Current Liabilities                                                              1,299,298            772,266


DUE TO RELATED PARTY                                                                            823,275            615,367

OBLIGATIONS UNDER CAPITAL LEASE LONG-TERM                                                        43,116             51,068

LONG-TERM DEBT                                                                                  265,000            450,909
                                                                                           ------------        -----------

       TOTAL LIABILITIES                                                                      2,430,689          1,889,610
                                                                                           ------------        -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, par value $.003; Authorized
     500,000 shares; issued and outstanding
     0 shares                                                                                        --                375
    Common Stock, par value $.003; Authorized
     14,500,000 shares; issued and outstanding
     3,998,172 shares                                                                            11,995             10,120
    Additional Paid-in Capital                                                                  980,949            982,449
    Minority Interest                                                                            49,121             18,667
    Accumulated Deficit                                                                      (1,008,758)        (1,167,163)
                                                                                           -------------       -----------
       Total Stockholders' Equity (Deficit)                                                      33,307           (155,552)
                                                                                         --------------       ------------

       TOTAL LIABILITIES AND

        STOCKHOLDERS' EQUITY (DEFICIT)                                                     $  2,463,996        $ 1,734,058
                                                                                           ============        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                   Nine Months Ended                  Three Months Ended
                                                                     September 30,                      September 30,
                                                            -----------------------------       ---------------------------
                                                               1998              1997               1998           1997
                                                            -----------      ------------       -----------     -----------
SALES                                                       $ 7,296,900      $ 4,090,186       $ 2,541,489      $1,517,216

COST OF SALES                                                 2,118,199        1,143,898           754,719         421,502
                                                            -----------      -----------       ------------     -----------

GROSS PROFIT                                                  5,178,701        2,946,288         1,786,770       1,095,714

Restaurant Operating Expenses                                 4,046,869        2,194,335         1,409,790         866,151
                                                            -----------      -----------       ------------     -----------
Income from Operating Restaurants                             1,131,832          751,953           376,980         229,563
Other Corporate Expenses                                        436,922          436,835           127,571         194,633
                                                            -----------      -----------       ------------     -----------
Income from Operations                                          694,910          315,118           249,409          34,930

OTHER INCOME (EXPENSES)

Interest Income                                                      --              322                --              21
Interest Expense                                               (122,100)         (84,613)          (41,170)        (40,909)
Pre-Opening Expenses                                           (135,464)        (135,496)          (77,571)        (60,884)
Depreciation and Amortization                                  (223,116)        (135,846)          (80,202)        (50,471)
                                                            -----------      -----------       ------------     -----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND MINORITY
 INTEREST                                                       214,230          (40,515)           50,466        (117,313)

PROVISION FOR INCOME TAXES                                        7,429            7,692              (103)          2,320
                                                            -----------      -----------       ------------     -----------

NET INCOME (LOSS)BEFORE MINORITY
    INTEREST                                                    206,801          (48,207)           50,569        (119,633)


MINORITY INTEREST                                               (30,454)              --            (9,752)             --
                                                            -----------      -----------       ------------     -----------

NET INCOME (LOSS)                                           $   176,347      $   (48,207)      $    40,817      $ (119,633)
                                                            ===========      ===========       ============     ===========
EARNINGS PER SHARE:
    Primary                                                 $       .04      $      (.01)      $       .02      $     (.01)
                                                            ===========      ===========       ============     ===========
    Fully Diluted                                           $       .04      $      (.01)      $       .02      $     (.01)
                                                            ===========      ===========       ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (UNAUDITED)


                                                                                  Additional                            Total
                                         Preferred Stock        Common Stock       Paid-in    Minority  Accumulated  Stockholders'
                                        Shares    Amount     Shares      Amount    Capital    Interest   Deficit    Equity (Deficit)
                                       --------  -------   ----------   -------  -----------  -------  ------------  ---------------
Balance - December 31, 1995                 --   $   --     5,468,776   $ 5,469  $  14,837    $    --  $  (695,235)  $     (674,929)

Issuance of Common Stock in
   Conversion of Stockholder Loan           --       --     2,750,690     2,751    547,387         --           --          550,138

Reverse 1 for 3 Stock Split                 --       --    (5,479,627)       --         --         --           --               --

Issuance of Common Stock in
 Conversion of Stockholder Loan             --       --       400,000     1,200     78,800         --           --           80,000

Issuance of Preferred Stock in
 Conversion of Stockholder Loan        125,000      375            --        --    124,625         --           --          125,000

Distributions                               --       --            --        --         --         --      (16,881)         (16,881)

Net Income                                  --       --            --        --         --         --       63,971           63,971
                                       -------   ------   -----------   -------  ---------    -------  -----------   --------------

Balance - December 31, 1996            125,000      375     3,139,839     9,420    765,649         --     (648,145)         127,299


Issuance of Common Stock                    --       --       300,000       900    219,100         --           --          220,000
Return of Stock Issued                      --       --       (66,667)     (200)    (2,300)        --           --           (2,500)

Distributions                               --       --            --        --         --         --       (6,697)          (6,697)

Net Income (Loss)                           --       --            --        --         --     18,667     (512,321)        (493,654)
                                      --------   ------  ------------   -------  ---------    -------  -----------   --------------

Balance - December 31, 1997            125,000      375     3,373,172    10,120    982,449     18,667   (1,167,163)        (155,552)

Distributions                               --       --            --        --         --         --      (17,942)         (17,942)

Conversion of Preferred Stock        (125,000)     (375)      625,000     1,875     (1,500)        --           --               --

Net Income                                                         --        --         --     30,454      176,347          206,801
                                      --------   ------   -----------   -------  ---------    -------  -----------   --------------

Balance - September 30, 1998               --    $   --     3,998,172   $11,995  $ 980,949    $49,121  $(1,008,758)  $       33,307
                                      ========   ======   ===========   =======  =========    =======  ============  ==============

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                     -------------
                                                                                                 1998               1997
                                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income(Loss)                                                                        $   176,347       $   (48,207)
    Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
       Depreciation and Amortization                                                            223,116           135,846
    (Increase) Decrease In:
       Accounts Receivable                                                                        8,666           (33,730)
       Prepaid Expenses  and Other Current Assets                                               (30,048)           (3,460)
       Inventory                                                                                (39,733)          (24,498)
       Other Assets                                                                            (144,193)         (592,513)
           (Decrease) Increase In:

       Accounts Payable & Accrued Expenses                                                      173,889           206,211
                                                                                            -----------       ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                368,044          (360,351)
                                                                                            -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property and Equipment                                                         (713,154)         (853,276)
                                                                                            -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Debt                                                                            587,535         1,078,957
    Repayment of Debt                                                                          (131,705)          (34,374)
    Increase in Additional Paid-in Capital                                                       (1,500)          219,100
    Partner Distributions                                                                       (17,942)           (5,000)
                                                                                            -----------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       436,388         1,258,683
                                                                                            -----------       ------------

Net Increase in Cash During the Period                                                           91,278            45,056
Cash - January 1,                                                                                49,469            76,902
                                                                                            -----------       ------------

Cash - September 30,                                                                        $   140,747       $   121,958
                                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash Paid During the Period:

       Interest                                                                             $    35,750      $      6,904
                                                                                          =============      ============
       Taxes                                                                                $     8,950      $      4,595
                                                                                          =============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           a.     Basis of Presentation
                  ---------------------
                  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

NOTE 2 -        INVENTORY

Inventory consisted of the following at:

                                             September 30,          December 31,
                                                1998                   1997
                                                ----                   ----

Food                                         $   33,738            $   23,709
Beverage                                         73,144                43,440
                                             ----------            ----------
                                             $  106,882            $   67,149
                                             ==========            ==========

NOTE 3 -        PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

                                                    Cost
                                                    ----

       September 30, 1998
       ------------------

Furniture, Fixtures & Equipment                $  1,211,105
Leasehold Improvement                               817,282
                                              -------------
                                                  2,028,387
       Accumulated Depreciation                     582,582
                                              -------------
                                               $  1,445,805
                                              =============

    December 31, 1997
    -----------------

Furniture, Fixtures & Equipment                $    789,637
Leasehold Improvement                               625,596
                                               ------------
                                                  1,415,233
       Accumulated Depreciation                    (391,332)
                                               ------------
                                               $  1,023,901
                                               ============

Depreciation and amortization expense of property and equipment for the nine months ended September 30, 1998 was $223,116.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -        RELATED PARTY TRANSACTION

Due to related parties consists of the following:


                                                                                    September 30,         December 31,
                                                                                        1998                 1997
                                                                                        ----                 ----
       Advances from an officer of the Company,
       payable on demand.  It is intended that
       these advances will be repaid in more than
       one year.  Interest has been accrued on
       these advances at 10% per annum.                                         $      488,275          $   214,207

       Advances from an officer of the Company.
       These advances are convertable into preferred
       stock.  Interest has been accrued on these
       advances at 10% per annum.                                                      335,000              335,000

       Partner loans to Avenue A.

                                                                                            --               66,160
                                                                                --------------          -----------

                                                                                $      823,275          $   615,367
                                                                                ==============          ===========


NOTE 5 -        LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    September 30,         December 31,
                                                                                        1998                 1997
                                                                                        ----                 ----
       Working capital loan from Citibank, bearing
       interest at 11.5% per annum on the
       outstanding balance, payable in monthly
       installments of $913 principal only with
       interest accrued, maturing in
       January, 1999.                                                           $        2,739            $  11,865

       The Company received a $100,000 note from an outside
       investor in February 1997, with interest payable at 10%
       per annum. The note is due February 4, 1999.
       Interest is due semi-annually, and any unpaid amounts
       have been accrued.                                                              100,000              100,000

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -        LONG-TERM DEBT (continued)


                                                                                    September 30,         December 31,
                                                                                        1998                 1997
                                                                                        ----                 ----
       The Company also received a $350,000 note in
       May 1997 from the Aton Fund Balance Fund Interest
       Group with interest payable at 10% per annum due.
       The note is due May 21, 1999. Interest is due
       semi-annually, and any unpaid amounts have been
       accrued.                                                                         350,000              350,000

       The Company has also received a $265,000 note in
       February 1998 from institutional investors, with
       interest payable at 10% per annum. The note is due
       in February 2000. Interest is due semi-annually and
       any unpaid amounts have been accrued.                                            265,000                  --
                                                                                ---------------         -----------

       Total                                                                            717,739             461,865

       Less:  Current Portion                                                           452,739              10,956
                                                                                ---------------         -----------

       Long-Term Debt                                                           $       265,000         $   450,909
                                                                                ===============         ===========


NOTE 6 -        INCOME TAXES

The provision for income taxes is summarized as follows:

                                                                                    September 30,         December 31,
                                                                                        1998                 1997
                                                                                        ----                 ----
       Federal Income Tax                                                       $            --         $        --

       State and Local                                                                    7,429              (1,333)
                                                                                ---------------         -----------

       Provision for Income Taxes                                               $         7,429         $    (1,333)
                                                                                ===============         ===========

       The Company has net carryforward losses substantially in excess of their profits. Because of the uncertainty of future profits, a valuation allowance has been established equal to the tax benefit of the loss carryforwards.

       The loss carryforwards expire starting in 2008 through 2011 and total net carryforward losses approximately $973,024.

                            SOULFOOD CONCEPTS, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -        COMMITMENTS AND CONTINGENCIES

The Company's future minimum annual aggregate rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

       1998                                                   368,374
       1999                                                   335,429
       2000                                                   245,324
       2001                                                   248,628
       2002                                                   250,848
       2003 and thereafter                                  2,111,000

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

       2. On June 23, 1998, the holder of the preferred stock converted his shares into common stock at a rate of 5 shares of common stock for each share of preferred stock.

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

Results of Operations for Nine Months Ended September 30, 1998 and 1997, and Three Months Ended

                         September 30, 1998 and 1997
        ----------------------------------------------------------------

Sales for the nine months ended September 30, 1998 increased by approximately 78% to $7,296,900 from sales of $4,090,186 during the nine months ended September 30, 1997. The principal reasons were a 12% sales increase at three existing locations, as well as two new restaurant locations which contributed $2,782,046 to nine month sales. Sales for the three months ended September 30, 1998 of $2,541,489 were approximately 67.5% more than sales for the three months ended September 30, 1997 of $1,517,216. On-site operating profits, before corporate G&A, taxes and depreciation, remained the same at Shark Bar New York ( 25.4% of sales) for the nine months ending September 30, 1998 and 1997. Cost of sales was 26% for both periods.

At the corporate level, income before depreciation, amortization, other income (expenses) and provision for income taxes increased to $694,910 from $249,409 in the previous year. This increase is due to higher sales and lower operating expenses as a percentage of sales at existing stores.

Liquidity and Capital Resources and Subsequent Acquisitions
-----------------------------------------------------------

Cash at September 30, 1998 was $140,747 which increased from $(39,171) at December 31, 1997 due to new locations providing additional cash flow and additional borrowings. Assets increased by $729,938 to $2,463,996 mainly due to the acquisitions and opening of two new restaurant locations in Los Angeles and Atlanta. Total liabilities increased by $541,079 to $2,430,689 in large part due to loans raised in acquiring the two new restaurants.

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


                SOULFOOD CONCEPTS, INC.

Date:  November 6, 1998                       By: /s/ Brian A. Hinchcliffe
                                                  ------------------------
                     Brian A. Hinchcliffe,
                     Chief Executive Officer,
                     President and Director
                     (Principal Accounting Officer)

Date:  November 6, 1998                       By: /s/ Keith Clinkscales
                                                  ---------------------
                     Keith Clinkscales, Director