Form 10KSB40
period 1998-12-31
SOULFOOD CONCEPTS INC
filed 2000-03-28
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the fiscal year ended December 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ____to____

                         Commission File Number 33-39231
                             ----------------------

                             SOULFOOD CONCEPTS, INC.
                 (Name of small business issuer in its charter)
                               -------------------

           Delaware                             13-3585743
     (State of Incorporation)        (I.R.S. Employer Identification No.)

                           630 Ninth Avenue, Suite 310
                              New York, N.Y., 10036
           (Address of principal executive office, including zip Code)

                                 (212) 262-8333
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

                                      NONE

Check whether the issuer (1) Filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X NO_

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form. [ X ]

     The aggregate market value on December 31, 1998 of voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $4,238,067.

     The issuer's revenues for the year ended December 31, 1998 were $9,689,207.

As of December 31, 1998 3,998,177 shares of common stock, par value $.003 per share were issued and outstanding.

                       Documents incorporated by reference
                       -----------------------------------

                                      NONE

                                     PART I

ITEM 1.   BUSINESS

General

         Soulfood Concepts Inc. a Delaware corporation ("The Company"), wholly owns and operates four full service, upscale soul food restaurants under the name of The Shark Bar(R) Restaurant. The Company is also the holder of 62% interest in one other full service, soul food restaurant operating under the name of Mekka(R) Restaurant. The flagship Shark Bar Restaurant and Mekka are located in Manhattan, New York; the other three are located in Chicago, Illinois, Atlanta, Georgia and Los Angeles, California.

         The original Shark Bar Restaurant, which was opened in New York City in 1990, is a full service 95-seat restaurant. In March 1997, the Company opened a three-floor 9,000 square foot Shark Bar(R) Restaurant in Chicago. In September 1997, the Company opened a third Shark Bar(R) Restaurant in Los Angeles in a 6,000 square foot facility located at 826 N. La Cienaga Boulevard. In March 1998, the Company opened a fourth Shark Bar Restaurant in a 5,000 square foot location in Atlanta.

         The corporate expansion during 1997 was financed by the Company through various financing transactions as well as loans from an officer of the Company. See "Business-Financing Transactions".

Corporate Strategy

         The Company intends to build the first national "Soul Food Restaurant" company throughout major urban areas in the United States with the expansion of its two concepts - The Shark Bar Restaurant and Mekka Restaurant. The Company is dedicated to excellence in the quality of its' food offerings, and to the creation of value for its' customers. The Company believes that it differentiates its restaurants by emphasizing the following strategic elements:

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

Recent Developments

         On November 3, 1999, Mr. Brian Hinchcliffe resigned as the Chief Executive Officer and President of the Company. Mark Campbell was elected to serve as a director of the Company and to serve as Chief Executive Officer and President of the Company.

         The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. The Company will sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location in the spring of 2000.

Restaurant Concept and Menus

The Shark Bar

          The Shark Bar Restaurants were developed to appeal to a 35-50 year old, predominantly African-American customer base. Each has a separate bar area along with dinning rooms with table cloth settings. The Shark Bar restaurant serves dinner 7 days a week and lunch and brunch when appropriate. The distribution between food and beverage sales is 65% food and 35% beverages. During 1998, the average guest check at the Shark Bar was approximately $23 (including beverages).

         During 1997 and 1998, The New York Shark Bar Restaurant received a designation from Forbes Magazine as an "All-Star Eatery", while the Chicago restaurant was awarded "Two Stars" from the Chicago Sun-Times. The Los Angeles restaurant was also named by the Los Angeles Times as one of the best new restaurants in LA for 1997.

         The menu at The Shark Bar Restaurants features both upscale Soulfood and New Southern Cuisine at affordable prices. The menu is organized so that diners may choose an entree with two accompanying side orders. The entrees featured on the menu include Blackened Catfish, Honey Dipped Fried Chicken, Shrimp Etoufe, and Grilled Salmon in a Herb Citrus Butter Sauce. The Shark Bar has established a reputation of quality and consistency in its food, particularly with its side orders, which includes black eyed peas, collard greens, macaroni and cheese, candied yams and mashed potatoes.


Mekka

         The Company is also the General Partner, holding a 60% general partner interest and a 2% limited partner interest, of a 55 seat soul food restaurant known as Mekka. The menu at Mekka is also based on soul food and New Southern cooking, but also offers a selection of Caribbean dishes. Mekka was designed with slightly lower price points than The Shark Bar and is targeted towards a predominantly African-American customer in the 20-40 age demographic. Mekka serves dinner seven days a week, does not serve lunch during the week but does offer a brunch on Sunday. The distribution between food and beverages sales is approximately 65% for food and 35% for beverages. In 1998, the average guest check in Mekka was approximately $20 (including alcoholic beverages). Mekka also has an outdoor cafe space that offers an additional 30 seats in the warmer months.

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

         The first expansion outside the New York market was The Shark Bar in Chicago ("Shark Bar Chicago") which opened in March of 1997. On January 10, 1997, the Company completed the purchase of the lease, restaurant assets and licenses of the Affair Restaurant Inc. in Chicago, Ill. from Affair, L.P. and all of the issued and outstanding shares of capital stock of Affair Restaurant, Inc. for the aggregate purchase of approximately $335,000 (the "Chicago Acquisition"). The Shark Bar Chicago is a 9,000 square foot unit, of which 6,000 square feet can be used for sales space on three floors, with a 2,500 square foot outside adjoining deck. At this time, the main dining floor contains 130 seats plus a small bar area, while the second floor offers the larger bar space and seating for up to an additional 75 persons, if so required. The second floor is also able to accommodate larger private parties and catering events.

         In the summer of 1997, the Company acquired for $375,000, the lease and equipment of the 6,500 square foot 826 N. La Cienega Boulevard premises, formerly the "La Mer Restaurant" (the "Los Angeles Acquisition"). This acquisition was financed through the proceeds of a convertible debenture and a small bridge loan from Mr. Hinchcliffe for $105,000. The Shark Bar(R)
Restaurant Los Angeles has a main dining room with 110 seats, a lounge area which can accommodate 30 persons and a 600 square foot garden and patio area.

         In the first quarter of 1998, the Company acquired a lease, together with furniture and fixtures thereon, of a 10,000 square foot, two level restaurant located in mid-town Atlanta for a purchase price of $250,000. The Company opened these premises into the fourth Shark Bar(R) Restaurant during the first quarter of 1998.

         In addition, the Company has had continuing discussions with brokers, agents and landlords regarding new sites for additional Shark Bars in major urban markets. However, there can be no assurance that additional restaurants will be opened.

Financing Transactions

         During 1997, in order to finance the Company's acquisition and to facilitate its expansion strategy, the Company was required to enter into various financing transactions:

         During January 1997, the Company issued 100,000 unregistered shares of Common Stock for an aggregate purchase price of $20,000.

         During 1997, the Company issued 100,000 unregistered shares of its Common Stock and a warrant to purchase up to 10,000 shares of Common Stock to an institutional investor for an aggregate purchase price of $100,000.

         During February, 1997, the Company borrowed $100,000 pursuant to the terms of a promissory note bearing interest at the rate of 8%, payable semi-annually until February 4, 1999.

         During May, 1997, the Company entered into a note purchase agreement, pursuant to which the Company issued 8% convertible secured notes (the "Notes") to institutional investors, in the aggregate principal amount of $350,000 together with warrants to purchase up to 35,000 shares of Common Stock. The Notes bear interest at 8% and are due on May 21, 1999. The Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of Common Stock. The shares of Common Stock underlying the Notes and the warrants bear certain demand and "piggyback" registration rights. The maturity of this Note was subsequently extended to September 15th, 2000.

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

         Subsequent to the year end, during February 1998, the Company entered into a note purchase agreement, pursuant to which the Company issued 8% convertible secured notes ("1998 Notes") to institutional investors, in the aggregate principal amount of $265,000, together with warrants to purchase shares of Common Stock. The Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of Common Stock. The Shares of Common Stock underlying the Note and the warrants bear certain demand and "piggyback" registration rights. The Company repaid $100,000 in February 1999, which "paid off" the February 1997 Notes.

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

Restaurant Management and Systems

         Each sales unit is headed by a General Manager, who is assisted by a Head Chef. Food products and other supplies are purchased from various unaffiliated suppliers by the personnel in each unit. During 1998, the company started to centralize with certain vendors the purchasing of required products. Beverage and kitchen units each have specific targets to meet, as part of each unit's budget. Financial and management control is maintained through the use of POS systems, which the Company is in the process of standardizing throughout the various units.

Employees

         As of December 31, 1998, the Company employed 350 persons. Of the Company's employees, 210 are full time and 140 are employed on a part time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its' employee relationship to be good.

Trademark

         The Company filed a Trademark application with the United States Patent and Trademark Office for The Shark Bar(R) on September 25,1996 and for Mekka(R) on or about October 16, 1996. The Company has been granted trademarks for both The Shark Bar(R) and Mekka(R).

         In addition, The United States Patent and Trademark office has issued a Certificate of Registration on the Supplemental Register for SOUL TO GO(R). A trademark registered on the Supplemental Register is not considered to be inherently distinctive but is considered to be "capable" of becoming distinctive. Once the trademark becomes distinctive (acquired secondary meaning), it can be transferred to the Principal Register.

Trade Secrets

         The Company has developed and currently owns trade secrets with respect to its food products, its preparation and sources. There is no assurance that confidentiality relating to the protection of the Company's trade secrets can or will be obtained or that such trade secrets will afford the Company meaningful competitive advantages.

Competition

         The restaurant business throughout the United States, and particularly in Manhattan (New York), is intensely competitive and involves a high degree of risk. The Company believes that a large number of new restaurants open each year in the New York city metropolitan area and the other urban markets that the Company owns restaurants, a significant number of which do not succeed. Even successful restaurants can rapidly lose popularity due to changes in customer tastes, economic conditions, population and traffic patterns. The Company competes with locally-owned restaurants and bars as well as with national and regional restaurant chains, which have substantially greater financial and marketing resources and longer operating histories than the Company. There is active competition for management personnel and attractive commercial real estate sites suitable for restaurants.

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


Item 2.  Description of Property

         The following tables sets forth certain information with respect to the Company's facilities currently in operation (unless otherwise noted):

---------------------------------------------------------------------------------------------------------------------------
                                        Date                  Restaurant               Seating            Lease
Name and Location                       Opened                Size                     Capacity           Expiration

---------------------------------------------------------------------------------------------------------------------------

The Shark Bar
305-307 Amsterdam Ave.                  11/90                 2,500 sq. ft.            90                 2009
New York, N.Y
(Bet.74th & 75th Street)
---------------------------------------------------------------------------------------------------------------------------
Mekka
14 Avenue A                             12/94                 1,500 sq. ft.            65                 10/2002(1)
New York, New York
---------------------------------------------------------------------------------------------------------------------------
The Shark Bar Chicago
212 North Canal Street                  3/97                  9,000 sq. ft.            200                2003(2)
Chicago, Illinois
---------------------------------------------------------------------------------------------------------------------------
The Shark Bar Los Angeles               9/97                  6,500 sq. ft.            130                (3)
826 N. La Cienaga Blvd.
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Los Angeles, California
---------------------------------------------------------------------------------------------------------------------------
The Shark Bar Atlanta                   9/97                  10,000 sq. ft.            355                2007
571 Peachtree Street  NW
Atlanta, Georgia
---------------------------------------------------------------------------------------------------------------------------

(1)      Exercise of 5 year option will extend term to 2007.
(2)      This lease provides two five year options.
(3)      This lease has a conditional 5 year option


         The Company's headquarters are located in an office building located in New York, New York, where the Company leases approximately 2,500 sq. ft. the lease expires in August 2000. The Company believes that the space is adequate for its present projected needs for at least the next year.

Item 3.   Legal Proceedings

         The Company is not a party to any pending material legal proceeding. In 1997 a court granted summary judgment against the Company regarding liability in an action brought against the Company in the approximate amount of $48,000 with respect to a stolen automobile that the plaintiff has alleged, among other things, is due to the negligence of the Company. The Company appealed the judgment and lost the appeal.

Item 4.   Submission of matters to vote of Security Holders.

         None during the fourth quarter of the year ended December 31, 1998.

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


Year ended December 31, 1998
                                           Price Per Share of Common Stock
                                    -------------------------------------------

                                    Second           Third             Fourth
                                    Quarter          Quarter           Quarter
                                    -------          -------           -------
High     .        .        .        $2.75            $1.62             $1.18
Low      .        .        .        $2.37            $1.31             $1.00


         Holders. As of December 31, 1998, the Company, to its knowledge, had approximately 57 shareholders of record of its Common Stock

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

         During 1998, the Company issued securities, including convertible debentures, common stock and warrants in connection with various financing transactions. See "Business--Financing Transactions". The issuance of such securities was exempt from the registration provisions of the Securities Acct of 1933, as amended, pursuant to Section 4(2) thereof and the rules promulgated thereunder, and the securities issued in connection therewith were deemed to be restricted securities. No underwriter was engaged in connection with such sales of the securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Review Results of Operations.

General

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in the Form 10-KSB.

         As of December 31, 1998, the Company operated five full service restaurants, three of which were opened in March 1997, September 1997, and March 1998. The company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. The Company currently has locations in New York City, Los Angeles, Chicago and Atlanta. The Company has traditionally funded its growth through sales of equity, convertible notes and debt financing.

         In June and July respectively the Company closed two under performing stores, Los Angeles and Chicago, and intends to sell the Los Angeles unit and reopen the Chicago unit.

Results of Operations

Year Ended December 31, 1998

         During the year ended December 31, 1998, the company recorded net sales of $9,689,207, which included net sales of $2,392,307 from the fourth quarter. The Company incurred a net loss of $80,572 for the year ending December 31, 1998 or $.02 per share. During the year ended December 31, 1997, the company recorded net sales of $6,137,315 and had a net loss of $512,321 or $.15 per share.

         The Company's revenue was generated from the sale of food (67% of total revenue) and beverages (33% of revenue) in its five restaurants. Sales revenue for the year ending December 31, 1998 increased 57% from 1997 and fourth quarter revenue increased by 14% from fourth quarter sales in 1997 of $2,047,129.

         During the year ended December 31, 1998, the Company recorded a Cost of Sales, primarily food and beverage, of $2,850,042 or 29.4% of sales, increasing from 28.2% Cost of Sales figure for 1997.

         The Company's Gross Profit increased from $4,384,743 for the year ending December 31, 1997 to $6,839,165 for the year ending December 1998. This increase is directly related to the opening of a new restaurant during 1998. The Company's restaurant operating expenses for the year ending December 31, 1998 were $ 5,565,041 compared to $3,413,055 for 1997, which represents 57% and 55% respectively. This increase is directly related to the opening of a new restaurant during 1998. Income from operating restaurants for 1998 was $1,274,124 or 13% of sales. For the fourth quarter of 1998,the Company had an operating loss of $15,468. For 1997 and the fourth quarter of 1997, the comparable amounts were $971,688 or 15.8% of sales and $219,725 or 11% of sales respectively.

         The Company's G&A decreased from $749,669, or 12% of sales in 1997 to $594,682 or 6.1% of sales in 1998. In 1997 the company incurred additional legal and other expenses in it's national expansion program and in the listing of the stock on a public exchange.

         The Company writes off the pre-opening expense portion of the capital required to open a restaurant during the calendar year that the restaurant was opened. Thus in 1998 total pre-opening expenses of $212,261 were expensed in addition to $320,685 of depreciation and amortization expense for a total of $532,946 versus the 1997 total of $560,957 for pre-opening expenses, and depreciation and amortization.

Profile of Unit Sales

         During 1998, the Company opened one additional restaurant, investing $581,610 in The Shark Bar Atlanta. The Company seeks to build restaurants where, after a unit is established, it's annual sales will be greater than two- three times unit investment.

         A review of the 1998 sales and a comparison to the previous year is shown below

                                        1997           1998         Year  Opened
                                        ----           ----         ------------
The Shark Bar Restaurant NY           $2,723,191     $2,681,064      Nov. 1990
Mekka Restaurant                      $1,131,064     $1,181,570      Nov. 1994
The Shark Bar Restaurant Chicago      $1,677,683     $2,110,756     April 1997
The Shark Bar Restaurant LA           $  606,377     $1,723,305     Sept. 1997
The Shark Bar Restaurant Atlanta            -        $1,992,512     March 1998

Financial Condition and Liquidity

         The following is a discussion of the Company's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels. For the year ending December 31, 1998 the Company incurred a net loss of $80,572. At this time, during 1999 the Company is planning to continue its national expansion through amongst other alternatives, partnership programs that do not require the Company to fund the expansion.

         Cash and Cash Equivalents as of December 31, 1998 decreased by $17,148 to $32,321 from $49,469 as of December 31, 1997. Overall, Total Current Assets decreased by $86,922 as of December 31, 1998 to $233,473 from $320,395 as of December 31, 1997. The decrease in cash and increase in all other assets was caused by the expansion of one new restaurant during 1998.

         To finance the expansion and cash flow needs due to the corporate growth, current liabilities increased by $187,999 as of December 31, 1998 to $960,265 from $772,266 as of December 31, 1997

         The effect of inflation has not been a factor upon either the operations or the financial condition of the company. The Company's business is not seasonal in nature.

Forward-looking Information

         Statements contained in this Form 10-KSB that are not historical facts, including, but not limited to, statements found in this Item 6, Management's Discussion and Analysis of financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in this Form 10-KSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-KSB


Item 7.  Financial Statements.

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

         Brian Hinchcliffe, Director, 43, was the financial founder of the Company in 1990 and assumed management responsibility in 1995. Mr. Hinchcliffe was a Vice President at Goldman Sachs for ten years before launching an entrepreneurial career 10 years ago. Mr. Hinchcliffe also serves as a Director of Jordex Resources, Inc. which he founded.

         Michael Vann, 42, Director, was co-founder of the company in 1990 and has served as a director of the Company since 1992 and has served as the Company's Vice President from 1992 through November 1996. Mr. Vann graduated from Western Michigan University in April 1979, earning a Bachelor's degree in marketing and retail.

         Keith T. Clinkscales, 35, has served as a director of the Company since January 1997. Mr. Clinkscales was the former President and CEO of VIBE Ventures, the urban music magazine and television show, since its inception in September 1993. Mr. Clinkscales is a magna cum laude graduate of Florida A&M University. He was the first student speaker for the prestigious School of Business and Industry Forum series, and the President of Kappa Alpha Psi fraternity.

         Mark Campbell, 39, was appointed President, CEO and Director on November 3, 1999. Mr. Campbell spent eight years on Wall Street as an investment banker. Mr. Campbell was previously the Managing Partner of Kova Capital, LLC, a venture capital concern he started that provided strategic advisory services to entrepreneurs, and financed properties in the entertainment industry. Mr. Campbell began his foray in the food industry as the co-founder and General Partner of Soul Cafe, a full service restaurant in mid-town Manhattan.

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

                           SUMMARY COMPENSATION TABLE

                                           Fiscal
Name and Principal Position                 Year       Annual     Salary
---------------------------                 ----       ------     ------

Brian Hinchcliffe                           1998     $135,000
President and Chief Executive Officer       1997     $130,000

Directors' Fee and Other Remuneration

         Directors receive no compensation for services as a member of the Board of Directors or of any committee of the Board of Directors in respect of 1998. However, at this time, the Company has established a stock option plan which will allow both directors, employees and consultants to participate.

         Stock Options. No options were granted by the Company during Fiscal
1998.

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

Item 11:  Security Ownership of Certain Beneficial Owners and Management

Security ownership of Management

         The following table sets forth certain information, as of December 1, 1998, regarding the beneficial ownership of Common Stock, which is the Company's only class of outstanding voting securities, by each Shareholder who owns more than 5% of outstanding shares, by each director and nominee for election as director, by each of the named executive officers of the company and by all directors and executive officers of the Company as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners. Since the table reflects beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.

          Name and Address          Amount and Nature of
          of Beneficial Owner     Beneficial Ownership(1)(2)    Percent of Class
          -------------------     --------------------------    ----------------

          Brian A. Hinchcliffe           2,547,523(3)
          Michael D. Vann                  176,666

          Keith Clinkscales                100,000

          ----------------------------------------------------------------------

          All Executive Officers
          and Directors as a group
          (4 persons)                    2,824,189(3)


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares shown as beneficially owned. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options. But are not deemed outstanding for computing the percentage ownership of any other person.
(2) The amount of ownership takes into effect the reverse stock split of the Company's outstanding Common Stock of the Company as of November 6, 1996.
(3) Includes 625,000 shares of Common Stock, which can be obtained through the conversion of 125,000 shares of Class A Preferred Stock of the Company.

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

Item 13.  Exhibits and reports on Form 8-K

(a)  Exhibits.

The following documents heretofore filed by the Company with the Securities and Exchange Commission ("SEC") are hereby incorporated by reference:

Exhibit No.                Document
-----------                --------

2.1 (2)             Agreement and plan of Reorganization

3.1 (1)             Certificate of Incorporation

3.2 (1)             By-Laws of the Company

3.3 (4)             Amended Certificate of Incorporation

3.4 (4)             Amended and Restated by-Laws of the company

3.5 (4)             Amended Certificate of Incorporation

3.6 (4) Certificate of Designation relating to the Series A Convertible Preferred Stock

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

----------
(1) Incorporated by reference from registrants registration statements on Form S-18, File No. 22-382321-N.Y

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

                                     Soulfood Concepts Inc.

Date: February, 2000                 By:  _____________________________
                                          Mark Campbell, Chief Executive Officer
                                          and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature and Title                                              Date
-------------------                                              ----


____________________________________                        February, 2000
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer



____________________________________                        February, 2000
Brian A. Hinchcliffe, Director




____________________________________                        February, 2000
Michael D. Vann, Director





____________________________________                        February, 2000
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


                                      INDEX
                                      -----


                                                                          PAGE
                                                                          ----

Independent auditors' report                                                 1


Consolidated balance sheets                                              2 - 3


Consolidated statements of operations                                    4 - 5


Consolidated statement of stockholders' equity (deficit)                     6


Consolidated statements of cash flows                                    7 - 8


Notes to consolidated financial statements                              9 - 23

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOULFOOD CONCEPTS, INC.

We have audited the accompanying consolidated balance sheets of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1(s) to the consolidated financial statements, SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES changed its method of accounting for organization costs effective January 1, 1998.




                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants
New York, New York
November 4, 1999

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                               December 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------

      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $   32,321   $   49,469
   Accounts receivable                                       49,804       69,387
   Inventory                                                120,775       67,149
   Prepaid expenses and other current assets                 30,573      134,390
                                                         ----------   ----------

      TOTAL CURRENT ASSETS                                  233,473      320,395


PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $1,070,857 and $748,446, respectively     1,727,176    1,314,314


ORGANIZATION COSTS, net of accumulated
amortization of $0 and $28,198,
respectively                                                      -       24,167

OTHER ASSETS                                                 90,874       75,182
                                                         ----------   ----------

      TOTAL ASSETS                                       $2,051,523   $1,734,058
                                                         ==========   ==========




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                     --------------------------
                                                        1998            1997
                                                     -----------    -----------

         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Bank overdraft                                    $   137,825    $    88,640
   Accounts payable and accrued expenses                 591,682        657,322
   Obligation under capital lease                         28,932         15,348
   Current portion of long-term debt                     201,826         10,956
                                                     -----------    -----------

      TOTAL CURRENT LIABILITIES                          960,265        772,266

DUE TO RELATED PARTY                                     747,116        615,367

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM               54,492         51,068

LONG-TERM DEBT                                           515,000        450,909
                                                     -----------    -----------

      TOTAL LIABILITIES                                2,276,873      1,889,610
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                                  -              -

MINORITY INTEREST                                         45,835         18,667
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT
   Preferred stock, par value $.003; authorized
    500,000 shares; issued and outstanding 0 and
    125,000 shares, respectively                               -            375

   Common stock, par value $.003; authorized
    14,500,000 shares; issued and outstanding
    3,998,177 and 3,373,177 shares, respectively          11,995         10,120

   Additional paid-in capital                            980,949        982,449

   Accumulated deficit                                (1,264,129)    (1,167,163)
                                                     -----------    -----------

      TOTAL STOCKHOLDERS' DEFICIT                       (271,185)      (174,219)
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                      $ 2,051,523    $ 1,734,058
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For The Year Ended
                                                            December 31,
                                                   --------------------------

                                                      1998            1997
                                                   -----------    -----------

SALES                                              $ 9,689,207    $ 6,137,315

COST OF SALES                                        2,850,042      1,752,572
                                                   -----------    -----------

GROSS PROFIT                                         6,839,165      4,384,743

RESTAURANT OPERATING EXPENSES                        5,565,041      3,413,055
                                                   -----------    -----------

INCOME FROM OPERATING RESTAURANTS                    1,274,124        971,688

OTHER CORPORATE EXPENSES                               594,682        749,669
                                                   -----------    -----------

INCOME FROM OPERATIONS                                 679,442        222,019
                                                   -----------    -----------

OTHER INCOME (EXPENSE)
   Interest income                                           -            347
   Interest expense                                   (161,371)      (108,396)
   Pre-opening expenses                               (212,261)      (366,755)
   Depreciation and amortization                      (320,685)      (194,202)
   Other expense                                             -        (48,000)
                                                   -----------    -----------
      Total other expense                             (694,317)      (717,006)
                                                   -----------    -----------

LOSS BEFORE INCOME TAXES, CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES AND
  MINORITY INTEREST                                    (14,875)      (494,987)

(PROVISION) BENEFIT FOR INCOME TAXES                   (10,331)         1,333
                                                   -----------    -----------

LOSS BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES AND MINORITY INTEREST               (25,206)      (493,654)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
Net of income taxes of $0                              (28,198)             -
                                                   -----------    -----------

NET LOSS BEFORE MINORITY INTEREST                      (53,404)      (493,654)

MINORITY INTEREST                                      (27,168)       (18,667)
                                                   -----------    -----------

NET LOSS                                           $   (80,572)   $  (512,321)
                                                   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          For The Year Ended
                                                                               December 31,
                                                                         --------------------

                                                                          1998          1997
                                                                         ------        ------
LOSS PER COMMON SHARE
    BASIC:
       Loss before cumulative effect of accounting change                $(0.01)       $(0.15)
       Cumulative effect of accounting change                             (0.01)            -
                                                                         ------        ------
       Net loss                                                          $(0.02)       $(0.15)
                                                                         ======        ======

    DILUTIVE:
       Loss before cumulative effect of accounting change                $(0.01)       $(0.15)
       Cumulative effect of accounting change                             (0.01)            -
                                                                         ------        ------
       Net loss                                                          $(0.02)       $(0.15)
                                                                         ======        ======



The accompanying notes are an integral part of the consolidated financial statements.

                                                                                  SOULFOOD CONCEPTS, INC.
                                                                                     AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Preferred Stock              Common Stock         Additional                       Total
                                  --------------------       --------------------      Paid-in       Accumulated    Stockholders'
                                  Shares        Amount       Shares        Amount      Capital         Deficit     Equity (Deficit)
                                  ------        ------       ------        ------      -------         -------     ----------------

Balance - December 31, 1996        125,000     $     375    3,139,839      $ 9,420      $765,649     $  (648,145)     $ 127,299

Issuance of common stock                 -             -      300,000          900       219,100               -        220,000

Return of stock issued                   -       (66,662)        (200)      (2,300)            -          (2,500)

Distributions                            -             -            -            -             -          (6,697)        (6,697)

Net loss                                 -             -            -            -             -        (512,321)      (512,321)
                                ----------     ---------    ---------      -------      --------     -----------      ---------

Balance - December 31, 1997        125,000           375    3,373,177       10,120       982,449      (1,167,163)      (174,219)

Conversion of preferred stock     (125,000)         (375)     625,000        1,875        (1,500)              -              -

Distributions                            -             -            -            -             -         (16,394)       (16,394)

Net loss                                 -             -            -            -             -         (80,572)       (80,572)
                                ----------     ---------    ---------      -------      --------     -----------      ---------

Balance - December 31, 1998              -      $      -    3,998,177      $11,995      $980,949     $(1,264,129)     $(271,185)
                                ==========     =========    =========      =======      ========     ===========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                                                 SOULFOOD CONCEPTS, INC.
                                                     AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For The Year Ended
                                                                        December 31,
                                                                  ------------------------
                                                                     1998           1997
                                                                  ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(80,572)    $  (512,321)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                320,685         194,202
      Cumulative effect of accounting change                        28,198               -
      Minority interest                                             27,168          18,667
      Cancellation of stock issued                                       -          (2,500)
      (Increase) Decrease in:
      Accounts receivable                                           19,583         (24,094)
      Inventory                                                    (53,626)        (36,660)
      Prepaid expenses and other current assets                    103,817         (62,500)
      Organization costs                                                 -         (28,225)
      Other assets                                                 (15,692)        (25,825)
      (Decrease) Increase in:
      Increase in bank overdraft                                    49,185          84,789
      Accounts payable & accrued expenses                          (65,640)        399,613
                                                                  --------     -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   333,106           5,146
                                                                  --------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (737,578)     (1,205,691)
                                                                  --------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in debt                                                254,961         439,039
   Increase in capital lease payable                                17,008          60,883
   Due to related party                                            131,749         456,038
   Partner distributions                                           (16,394)         (6,697)
   Contribution to capital                                               -         220,000
                                                                  --------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          387,324       1,169,263
                                                                  --------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (17,148)        (31,282)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       49,469          80,751
                                                                  --------     -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $ 32,321     $    49,469
                                                                  ========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For The Year Ended
                                                               December 31,
                                                           ---------------------
                                                             1998          1997
                                                           -------        ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest expense                                        $98,621        $7,835
                                                           =======        ======
   Income taxes                                            $ 5,240        $2,752
                                                           =======        ======


NON-CASH INVESTING AND FINANCING ACTIVITIES:

December 31, 1998

On September 30, 1998, a preferred stockholder of the Company converted 125,000 shares of preferred stock for 625,000 shares of common stock.

As of December 31, 1998, the Company incurred a $28,198 expense relating to a cumulative effect of an accounting change as to the treatment of organization costs. See Note 1(s).



December 31, 1997

As of December 31, 1997, the Company cancelled 66,662 shares of its common stock. The common stock was originally issued for consulting services. These services were never performed.






The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a)       Basis of presentation
                  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-KSB and Regulation S-B.

                  The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries:

                  1) Shark Restaurant Corp. ("SRC"), incorporated under the laws of New York on June 7, 1990 (owned 100% by the Company);

                  2) Shark Restaurant California, Inc. ("LA"), incorporated under the laws of California on June 23, 1997 (owned 100% by the Company);

                  3) Affair Restaurant, Inc. ("Chicago"), d/b/a Shark Bar Restaurant Chicago, purchased on January 10, 1997 (See
                      Note 8), (owned 100% by the Company);

                  4) Shark Bar, Inc. ("Atlanta"), incorporated under the laws of Georgia on January 29, 1998 (owned 100% by the Company);

                  5) 7 West Restaurant Corp. ("7 West"), incorporated under the laws of New York on February 1, 1994 (owned 100% by the Company);

                  6) Avenue A Restaurants Associates, L.P. ("Avenue A"), organized as a limited partnership under the laws of New York on September 22, 1994 (owned 62% by 7 West);

                  7) Shark Catering Corp. ("Catering"), incorporated under the laws of New York on May 14, 1992 (owned 100% by the Company) currently inactive; and

                  8) TWS Restaurant Corp. ("TWS"), incorporated under the laws of New York on May 1, 1995 (owned 100% by the Company) currently inactive.

                  All significant intercompany accounts and transactions have been eliminated in consolidation.

         b)       Line of business
                  The Company operates restaurants in New York, NY, Los Angeles, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine. (See Note 15).

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

         f)       Accounts receivable

                  Accounts receivable consist of charges due from credit card companies and others. As of December 31, 1998 and 1997, no allowance for doubtful accounts is necessary.

         g)       Inventory

                  Inventory is valued at the lower of cost or market under the FIFO method of costing.

         h)       Property and equipment

                  Property and equipment is valued at cost and is depreciated over the assets estimated useful lives, utilizing the straight line method. Leasehold improvements are amortizable over the life of the lease.

         i)       Concentration of credit risk

                  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

         j)       Advertising costs

                  Advertising costs are expensed as incurred and included in restaurant operating expenses. For the years ended December 31, 1998 and 1997, advertising expense amounted to $62,001 and $46,231.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

         k)       Pre-Opening expenses

                  Pre-opening expenses consist of various expenses relating to the opening of Chicago, LA and Atlanta prior to their opening to the general public and have been expensed.

         l)       Income taxes

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

         m)       Fair value of financial instruments

                  The Company's financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 1998 and 1997.

           n)     Long-lived assets

                  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and has determined that recognition of an impairment loss for applicable assets of continuing operations is not necessary.

           o)     Stock-based compensation

                  SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

           p)     Loss per share

                  During 1997, SFAS No. 128, "Earnings Per Share" was issued, which requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").

                  The computation of basic earnings per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                  The shares used in the computation were as follows:

                                                           December 31,
                                                    ---------------------------
                                                      1998             1997
                                                    ---------        ---------
                  Basic                             3,530,711        3,353,994
                                                    =========        =========
                  Diluted                           3,530,711        3,353,994
                                                    =========        =========

           q)     Comprehensive income

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1998, the Company has no items that represent comprehensive income, and therefore has not included a schedule of comprehensive income in the financial statements.

           r)     Impact of year 2000 issue

                  During the year ended December 31, 1998, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company expects to complete any Year 2000 systems modifications and conversions by the beginning of 1999. Currently, the Company does not expect costs associated with becoming Year 2000 compliant to be material. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           s)     Recent accounting pronouncements

                  Additionally, during 1998, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 1998 fiscal year.

                  SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 1998.

                  In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

                  In April 1998, Statement of Position No. 98-5 was issued which requires that companies write-off previously defined capitalized start-up costs including organization costs and expense future start-up costs as incurred. The Company had capitalized certain organization costs in prior periods. Effective January 1, 1998, the Company recorded a non-cash charge of $28,198 to reflect the cumulative effect of the accounting change.

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". This new pronouncement requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. While the standard, as amended, must be adopted in the fiscal year beginning after June 15, 2000, its impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 - INVENTORY

                  Inventory consisted of the following:
                                                                December 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    -------
                  Food                                      $ 31,862    $23,709
                  Beverage                                    88,913     43,440
                                                            --------    -------
                                                            $120,775    $67,149
                                                            ========    =======

NOTE 3 - PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                                                                                            December 31,
                                                                                   ---------------------------
                                                                                      1998             1997
                                                                                   -----------      ----------
                  Furniture, Fixtures and Equipment                                $ 2,052,813      $1,415,233
                  Leasehold Improvement                                                745,220         647,527
                                                                                   -----------      ----------
                                                                                     2,798,033       2,062,760
                  Less: Accumulated Depreciation                                    (1,070,857)       (748,446)
                                                                                   -----------      ----------
                  Property and equipment, net                                      $ 1,727,176      $1,314,314
                                                                                   ===========      ==========

                  Depreciation expense for the years ending December 31, 1998 and 1997 was $320,685 and $194,202, respectively.


NOTE 4 - RELATED PARTY TRANSACTION

                  Due to related parties consists of the following:

                                                                                        December 31,
                                                                                  ------------------------
                                                                                    1998             1997
                                                                                  --------        --------
                  Advances from an officer of the Company,
                  payable on demand.  It is intended that
                  these advances will be repaid in more than
                  one year.  Interest has been accrued on
                  these advances at 10% per annum.                                $405,463        $214,207

                  Advances from an officer of the Company.
                  These advances are convertible into preferred
                  stock. (See Note 8).  Interest has been
                  accrued on these advances at 10% per annum.                      335,000         335,000

                  Partner loans to Avenue A Restaurant
                  Associates, L.P.  Interest is being accrued
                  at 10% per annum to the limited partners.                          6,653          66,160
                                                                                  --------        --------
                                                                                  $747,116        $615,367
                                                                                  ========        ========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 5 - LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     1998           1997
                                                                                  ---------       --------
                  Working capital loan from Citibank, bearing interest at 11.5%
                   per annum on the outstanding balance, payable in monthly
                   installments of $913 principal only with interest accrued,
                   maturing in January, 1999.                                     $   1,826       $ 11,865

                  The Company received a $100,000 note from an outside investor in February 1997, with interest payable at 10% per annum. The note was due, and paid, February 4, 1999. Interest is due
                   semi-annually and any unpaid amounts have been accrued.          100,000        100,000

                  The Company also received $350,000 from the sale of
                   convertible secured notes to two entities in May 1997 with interest payable at 10% per annum. The notes are due $100,000 by December 31, 1999 and $250,000 by May 21, 2001. Interest
                   is due semi-annually and any unpaid amounts have been
                   accrued.
                   (See Note 11)                                                    350,000        350,000

                  The Company also received $265,000 from the sale of three
                   convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes are due January 26, 2000. Interest is due semi-annually and any unpaid amounts have
                   been accrued. (See Note 11)                                      265,000              -
                                                                                  ---------       --------

                  Total                                                             716,826        461,865

                  Less:  Current Portion                                           (201,826)       (10,956)
                                                                                  ---------       --------

                  Long-Term Debt                                                  $ 515,000       $450,909
                                                                                  =========       ========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 6 - INCOME TAXES

                  The components of the provision (benefit) for income taxes is as follows:

                                                                                         December 31,
                                                                                    ----------------------
                                                                                      1998           1997
                                                                                    -------        -------
                  Current tax expense
                    U.S. federal                                                    $     -        $     -
                    State and local                                                  10,331         (1,333)
                                                                                    -------        -------
                  Total current                                                      10,331         (1,333)

                  Tax benefit of net operating loss carryforwards                        -               -
                                                                                    -------        -------
                  Provision (benefit) for income taxes                               10,331         (1,333)
                                                                                    -------        -------

                  Deferred tax expense
                    U.S. federal                                                         -               -
                    State and local                                                      -               -
                                                                                    -------        -------
                  Total deferred                                                         -               -
                                                                                    -------        -------

                  Total provision (benefit) from continuing operations              $10,331        $(1,333)
                                                                                    =======        =======

                  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                  Federal income tax rate                                             (34.0)%        (34.0)
                  Deferred tax charge (credit)                                            -              -
                  Effect on valuation allowance                                        34.0%          34.0
                  State income tax, net of federal benefit                                -              -
                                                                                    -------        -------

                  Effective income tax rate                                             0.0%           0.0%
                                                                                    =======        =======

                  At December 31, 1998, the Company had net carryforward losses of approximately $1,250,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 6 - INCOME TAXES (continued)

                  Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 are as follows:

                  Deferred tax assets
                  Loss carryforwards                                $ 425,000
                  Less:  Valuation allowance                         (425,000)
                                                                    ---------
                  Net deferred tax assets                           $       -
                                                                    =========

                  Net operating loss carryforwards expire starting in 2008 through 2013. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                                             Operating          Capital
                                                                              Leases             Leases
                                                                              ------             ------
                  1999                                                      $  434,407       $  40,020
                  2000                                                         348,262          40,020
                  2001                                                         351,566          23,016
                  2002                                                         357,903           7,029
                  2003                                                         302,055               -
                  2004 and thereafter                                        2,896,604               -
                                                                            ----------        --------
                  Total minimum lease payments                              $4,690,797         110,085
                                                                            ==========
                  Less: Amounts representing interest                                          (26,661)
                                                                                              ---------
                  Present value of future minimum lease payments                                83,424
                  Less:  Current maturities                                                    (28,932)
                                                                                              ---------
                  Total                                                                       $ 54,492
                                                                                              =========

                  Rent expense under operating leases for the years ended December 31, 1998 and 1997 was $511,848 and $313,572, respectively.

         b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $30,000, and accordingly, has established a reserve included in accounts payable and accrued expenses.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



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

NOTE 9 - MINORITY INTEREST

                  The Company, through its subsidiary 7 West, is the general partner in Avenue A. 7 West owns a 60% general partnership interest and a 2% limited partnership interest. Accordingly, the minority interest represents a 38% limited partnership interest. As of December 31, 1998 and 1997, the minority interest equals $45,835 and $18,667, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

                  Preferred stock

                  On December 30, 1996, the Board of Directors of the Company approved the issuance of 125,000 shares of non-voting preferred stock in exchange for a reduction in the amount owed to a stockholder. Beginning January 1, 1997, the holder of the preferred stock may convert each share of Preferred Stock into five shares of common stock. On September 30, 1998, that stockholder converted his preferred stock for 625,000 shares of common stock.

                  Common stock

                  The Stock Certificate issued to Onyx Financial Group, Inc. for 200,000 shares of Common Stock (representing 66,667 shares after the December 1996 1 for 3 reverse split) was cancelled on July 24, 1997.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

                  On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "Notes"). The notes bear interest at the rate of 10% per annum on the principal sum outstanding and mature on May 21, 1999 (maturity of this note was extended to September 15, 2000). Interest is payable semi-annually on June 30 and December 31. The holders of the Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $3.00 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 11 - CONVERTIBLE NOTES PAYABLE (continued)

                  On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "Notes"). The notes bear interest at the rate of 8% per annum on the principal sum outstanding and mature on January 26, 2000. Interest is payable semi-annually on June 30 and December 31. The holders of the Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock.

                  Following a public offering of the Company's Common Stock, if, at the end of any rolling thirty (30) consecutive trading day period (the "Measuring Period") the Common Stock has traded for each trading day during the Measuring Period at 140% of the Public Offering price per share or higher, the Company may, in its sole discretion, give notice to a Note Holder of a mandatory conversion. The Holder shall, upon receipt of such notice, surrender its Note to the Company and receive in exchange those that number of shares of Common Stock as determined by dividing the principal amount converted by the Conversion Price then in effect at the time of conversion. No fractional shares or scrip representing fractions of shares will be issued on such a conversion, but the number of shares issuable shall be rounded to the nearest whole share, with the fraction paid in cash at the discretion of the Company.

                  The Notes are secured by all assets held by Chicago and Atlanta, with the exception of the point of sale computer systems.

NOTE 12 - WARRANTS

                  The Company has issued outstanding warrants to purchase up to 243,000 shares of common stock.

                  On February 4, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant is exercisable on or before February 4, 2000 exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrant was not exercised.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 12 - WARRANTS (continued)

                  On June 6, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant is exercisable on or before June 6, 2000 an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrant was not exercised.

                  On May 21, 1997, in connection with the sale of $350,000 of 10% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 35,000 shares of Common Stock. The warrants are exercisable on or before May 21, 2000 an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrant was not exercised.

                  On January 28, 1998, in connection with the sale of $265,000 of 8% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 26,500 shares of Common Stock. The warrants are exercisable on or before January 26, 2000 at an exercise price of $2.20 per share (subject to customary anti-dilution adjustments). The warrant was not exercised.

                  Pursuant to the terms of an Engagement Letter dated February 5, 1997, between the Company and Commonwealth Associates ("CA"), whereby CA was engaged to render corporate finance and other financial service matters, the Company granted to CA warrants to purchase 208,241 shares of Common Stock at an exercise price of $.01 per share.

NOTE 13 - OPTIONS

                  The Avenue A Restaurant Associates partners have options to purchase 1 share of the Company's Common Stock at $1.00 per share for each $6.00 invested.

NOTE 14 - SEGMENT INFORMATION

                  During 1998 and 1997, the Company had six reportable restaurant segments and one management company;

                           a)       SRC
                           b)       LA
                           c)       Chicago
                           d)       Atlanta
                           e)       Avenue A
                           f)       7 West (management company)

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 14 - SEGMENT INFORMATION (continued)

                  Soulfood Concepts, Inc. and Subsidiaries:

                                                                                                Year Ended
                                                                                                December 31,
                                                                                      -------------------------------
                                                                                          1998                1997
                                                                                      -----------         -----------
                             Sales:
                                    SRC                                               $ 2,681,064         $ 2,723,191
                                    LA                                                  1,723,305             605,377
                                    Chicago                                             2,110,756           1,677,683
                                    Atlanta                                             1,992,512                   -
                                    7 West                                                      -                   -
                                    Avenue A                                            1,181,570           1,131,064
                                                                                      -----------         -----------
                             Total sales                                              $ 9,689,207         $ 6,137,315
                                                                                      ===========         ===========

                             Cost of sales:
                                    SRC                                               $   714,708         $   725,725
                                    LA                                                    557,569             202,282
                                    Chicago                                               659,816             518,089
                                    Atlanta                                               584,838                   -
                                    7 West                                                      -                   -
                                    Avenue A                                              333,111             306,476
                                                                                     ------------         -----------
                             Total cost of sales                                     $  2,850,042         $ 1,752,572
                                                                                     ============         ===========

                             Gross profit:
                                    SRC                                              $  1,966,356         $ 1,997,466
                                    LA                                                  1,165,736             403,095
                                    Chicago                                             1,450,940           1,159,594
                                    Atlanta                                             1,407,674                   -
                                    7 West                                                      -                   -
                                    Avenue A                                              848,459             824,588
                                                                                      -----------         -----------
                             Gross profit                                             $ 6,839,165         $ 4,384,743
                                                                                      ===========         ===========

                             Restaurant operating expenses:
                                    SRC                                               $ 1,260,038         $ 1,293,362
                                    LA                                                  1,076,597             394,861
                                    Chicago                                             1,316,579           1,078,017
                                    Atlanta                                             1,140,267                   -
                                    7 West                                                 69,864                   -
                                    Avenue A                                              719,262             646,815
                                    Corporate                                             (17,566)                  -
                                                                                      -----------         -----------
                              Total restaurant operating expenses                     $ 5,565,041         $ 3,413,055
                                                                                      ===========         ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 14 - SEGMENT INFORMATION (continued)

                                                                                                Year Ended
                                                                                                December 31,
                                                                                      -------------------------------
                                                                                         1998                1997
                                                                                      -----------         -----------
                             Other corporate expenses:
                                    SRC                                               $         -         $         -
                                    LA                                                          -                   -
                                    Chicago                                                     -                   -
                                    Atlanta                                                     -                   -
                                    7 West                                                      -                   -
                                    Avenue A                                                    -                   -
                                    Corporate                                             594,682             749,669
                                                                                      -----------         -----------
                             Total other corporate expenses                           $   594,682         $   749,669
                                                                                      ===========         ===========

                             Income (loss) from operations:
                                    SRC                                               $   706,318         $   704,104
                                    LA                                                     89,139               8,234
                                    Chicago                                               134,361              81,577
                                    Atlanta                                               267,407                   -
                                    7 West                                                (69,864)                  -
                                    Avenue A                                              129,197             177,773
                                    Corporate                                            (577,116)           (749,669)
                                                                                      -----------         -----------
                             Income from operations:                                  $   679,442         $   222,019
                                                                                      ===========         ===========

                             Identifiable assets:
                                    SRC                                               $   162,083         $   246,576
                                    LA                                                    553,143             625,914
                                    Chicago                                               510,174             609,578
                                    Atlanta                                               575,322                   -
                                    7 West                                                     60                   -
                                    Avenue A                                              136,814             175,691
                                    Corporate                                             113,927              76,299
                                                                                      -----------         -----------
                             Total assets                                             $ 2,051,523         $ 1,734,058
                                                                                      ===========         ===========

                             Depreciation and amortization expense:
                                    SRC                                               $    52,752         $    56,871
                                    LA                                                     53,449              17,660
                                    Chicago                                               101,769              90,034
                                    Atlanta                                                76,294                   -
                                    7 West                                                      -                   -
                                    Avenue A                                               27,091              28,191
                                    Corporate                                               9,330               1,446
                                                                                      -----------         -----------
                             Total depreciation and amortization expense              $   320,685         $   194,202
                                                                                      ===========         ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 15 - SUBSEQUENT EVENTS

                  On June 30, 1999, the Company permanently closed the operations of its LA restaurant. This closure was a result of the Company's efforts to reorganize their operations. The Company is currently in negotiations to sell its LA lease space.

                  Additionally, also on July 30, 1999, the Company temporarily closed the operations of its Chicago restaurant. Employees have been retained as the Company is in the process of redeveloping its concept. Chicago should be opened during the first quarter of 2000.

                  In July 1999 an officer/stockholder loaned the Company an additional $100,000 payable on demand with interest at 8%.