Form 10KSB
period 1999-12-31
SOULFOOD CONCEPTS INC
filed 2000-03-31
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form. [X]

     The aggregate market value on December 31, 1999 of voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $1,499,316.
     The issuer's revenues for the year ended December 31, 1999 were $7,465,231.

As of December 31, 1999 3,998,177 shares of common stock, par value $.003 per share were issued and outstanding.

                       Documents incorporated by reference
                       -----------------------------------

                                      NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar(registered trademark) Restaurant. We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka (registered trademark) restaurant . The flagship Shark Bar restaurant and Mekka are located in Manhattan, New York; the others are located in Chicago, Illinois, Atlanta, Georgia and Los Angeles, California.

     The original Shark Bar restaurant, which was opened in New York City in 1990, is a full service 95-seat restaurant. In March 1997, we opened a three-floor 9,000 square foot Shark Bar(registered trademark) restaurant in Chicago. In September 1997, we opened a third Shark Bar(registered trademark) restaurant in Los Angeles in a 6,500 square foot facility. In March 1998, we opened a fourth Shark Bar restaurant in a 10,000 square foot location in Atlanta.

     The corporate expansion during 1997 was financed by us through various financing transactions as well as loans from one of our officers. See "Business-Financing Transactions".

DEVELOPMENTS
------------

     On November 3, 1999, Mr. Brian Hinchcliffe, a majority stockholder and a director, resigned as our Chief Executive Officer and President. Mr. Mark Campbell was elected to serve as a director and to serve as our Chief Executive Officer and President.

     The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and to engage a turnaround plan to reopen the Chicago location in the spring of 2000.

     We intend to implement a reorganization plan with an aim to bolster our balance sheet, reduce corporate level G&A expenses, improve overall unit EBITDA margins, and build share-holder value. The changes encompass corporate as well as store level revisions. In connection with our reorganization plan, several completed and ongoing initiatives are as follows:

o The closing of two of our under-performing units (Los Angeles, Shark Bar and Chicago, Shark Bar), with a plan to sell the Los Angeles lease (currently in negotiations with prospective buyer), and re-open the Chicago location under a turnaround plan, (re-opening is anticipated in the second or third quarter of 2000).
o A change in our executive and senior management personnel and our Board of Directors in late 1999;
o    A plan to restructure our senior long-term notes:
           - Pay down up to $200,000 of debt (subject to the successful completion of an equity financing from a private placement)
           -      A conversion of up to $600,000 of long-term debt to equity
           - A cancellation or exchange of up to $300,000 of long-term debt.
o A plan to redeem 900,000 of issued and outstanding shares from a majority shareholder

o    Aim to reduce G&A expenses by over 30%

o A systematic pay down of payables and accrued expenses (subject to the successful completion of an equity financing from a private placement).

     We are developing a catering/event planning focus, which will plan, organize and manage, off-site and in-house events and functions. In the spring of 2000 two high profile political events are scheduled to be organized and catered by us: a fundraiser in our New York Shark Bar Unit for Congressman Gregory Meeks, and an "off-site" cocktail reception for 400 people, hosted by the first lady Mrs. Hillary Rodham Clinton. We anticipate that catering and event planning services will increase our revenues by at least 2-3% within the first year of full operation.

     We experienced a significant promotional boost during the Super Bowl in Atlanta, when our Atlanta unit was featured on local radio and television stations as the "place to be seen" for festivities. Our Atlanta store had revenues in excess of $120,000 during Super Bowl week, the most any single unit has done before in one week.

CORPORATE STRATEGY
------------------

     We intend to build the first national "soul food" restaurant company throughout major urban areas in the United States with the expansion of our two concepts - The Shark Bar Restaurant and Mekka Restaurant. We are dedicated to excellence in the quality of our food offerings and to the creation of value for our customers.

     We believe that we differentiate our restaurants from other restaurants by emphasizing the following strategic elements:

o DISTINCTIVE CONCEPT AND BRAND. The restaurants provide guests with a distinctive dining experience, which helps promote frequent visiting patterns and strong customer loyalty.

o ENSURE HIGH QUALITY GUEST EXPERIENCE. We strive to provide a consistent, high quality guest experience in order to generate frequent visiting patterns and customer loyalty. Through extensive training, experienced restaurant-level management and rigorous operational and quality controls, we seek to provide high quality menu items and to ensure prompt, friendly and efficient service to guests. We believe that the restaurants are attractive to a wide variety of dining occasions, including weekday and weekend lunches and dinners for a broad range of guests, offering upscale Soul Food and New Southern Cuisine which provides a unique and enduring attraction to a broad and diverse demographic and socio-economic mix of customers.

o ACHIEVE ATTRACTIVE RESTAURANT-LEVEL ECONOMICS. Our primary objective is to be positioned as the first national company to target the soul food category, which offers a fine dining experience with casual dining prices. We intend to achieve attractive operating results due to the broad appeal of the concepts, careful site selection and cost-effective site development, consistent application of the management and training programs and favorable product costs. We utilize centralized information and accounting systems, which allow us to monitor and control labor, food and other direct operating expenses, and provide us with timely access to financial and operating data. We believe that the culture and emphasis on training leads to a lower employee turnover ratio, and therefore higher productivity, compared to many competitors.

o ATTRACT AND RETAIN HIGH QUALITY RESTAURANT MANAGEMENT. We believe that we are able to attract and retain quality restaurant management because we offer a competitive compensation and benefits program. In addition to salary and bonus, we will adopt other incentive programs that allow general managers to become eligible for additional benefits including equity incentives through our employee incentive stock option plan ("ISO").

o UTILIZE MANAGEMENT INFORMATION SYSTEMS EFFECTIVELY. We believe that current management information systems have the infrastructure capacity to support a growth plan and to achieve attractive restaurant level economics. All of the restaurants have personal computer and point-of-sale systems integrated with centralized management information and accounting systems. The corporate office is able to monitor and control labor, food and other direct operating expenses, and maintain efficient and quality restaurant service with hourly guest traffic and sales volume forecasts for each restaurant. The systems permit restaurant and company management to manage sales, cost of sales and product mix on a daily basis.

o EXECUTE DISCIPLINED EXPANSION STRATEGY OF COMPANY-OWNED RESTAURANTS. We believe that the restaurant concepts have broad national appeal and that, as a result, there may be significant opportunities to expand operations and generate attractive unit level economics. We intend to re-open Chicago with a stringent and comprehensive management-training program in place and capitalize on a proven market that has already shown acceptance of the concept. We will continue opening company-owned restaurants in primary metropolitan markets, i.e. Baltimore/Washington D.C., Houston, and St. Louis.

RESTAURANT CONCEPT AND MENUS
----------------------------

THE SHARK BAR

     The Shark Bar restaurants were developed to appeal to a 35-50 year old, predominantly African-American customer base, however significant cross over appeal exists for customers seeking a full service upscale casual dining experience in the soul food genre. Our menu and service model is also highly conducive to family style dining. Each has a separate bar area along with dinning rooms with tablecloth settings. The Shark Bar restaurant serves dinner 7 days a week and lunch and brunch when appropriate. The distribution between food and beverage sales is 65% food and 35% beverages. During 1999, the average guest check at the Shark Bar was approximately $23 (including beverages).

     During 1998 and 1999, The New York Shark Bar restaurant received a designation from Forbes Magazine as an "All-Star Eatery", while the Chicago restaurant was awarded "Two Stars" from the Chicago Sun-Times.

     The menu at The Shark Bar Restaurants features both upscale soul food and New Southern Cuisine at affordable prices. The menu is organized so that diners may choose an entree with two accompanying side orders. The entrees featured on the menu include Blackened Catfish, Honey Dipped Fried Chicken, Shrimp Etoufe, and Grilled Salmon in a Herb Citrus Butter Sauce. The Shark Bar has established a reputation of quality and consistency in its food, particularly with its side orders, which includes black-eyed peas, collard greens, macaroni and cheese, candied yams and mashed potatoes.

MEKKA

     We are also the General Partner, holding a 60% general partner interest and a 2% limited partner interest, of a 55-seat soul food restaurant known as Mekka. The menu at Mekka is also based on soul food and New Southern cooking, but also offers a selection of Caribbean dishes. Mekka was designed with slightly lower price points than The Shark Bar and is targeted towards a predominantly

African-American customer in the 20-40 age demographic, and also has very significant cross over appeal. Mekka serves dinner seven days a week, does not serve lunch during the week but does offer a brunch on Sunday. The distribution between food and beverages sales is approximately 65% for food and 35% for beverages. In 1999, the average guest check in Mekka was approximately $20 (including alcoholic beverages). Mekka also has an outdoor cafe space that offers an additional 30 seats in the warmer months.

RESTAURANT EXPANSION
--------------------

     The first expansion outside of the New York market was The Shark Bar in Chicago ("Shark Bar Chicago") which opened in March of 1997. On January 10, 1997, we completed the purchase of the lease, restaurant assets and licenses of the Affair Restaurant Inc. in Chicago, Ill. from Affair, L.P. and all of the issued and outstanding shares of capital stock of Affair Restaurant, Inc. for the aggregate purchase of approximately $335,000 (the "Chicago Acquisition"). The Shark Bar Chicago is a 9,000 square foot unit, of which 7,000 square feet can be used for sales space on three floors, with a 2,000 square foot outside adjoining deck. The main dining floor contains 130 seats plus a small bar area, while the second floor offers the larger bar space and seating for up to an additional 75 persons, if so required. The second floor is also able to accommodate larger private parties and catering events. We intend to re-open the Chicago unit by the second or third quarter 2000.

     In the summer of 1997, we acquired for $375,000, the lease and equipment of the 6,500 square foot 826 N. La Cienega Boulevard premises, formerly the "La Mer Restaurant" (the "Los Angeles Acquisition"). This acquisition was financed through the proceeds of a convertible debenture and a small bridge loan from Mr. Hinchcliffe for $105,000. The Shark Bar (registered trademark) Restaurant Los Angeles has a main dining room with 110 seats, a lounge area which can accommodate 30 persons and a 600 square foot garden and patio area. We closed this unit in June of 1999 and are currently in negotiations to sell the lease.

     In the first quarter of 1998, we acquired a lease, together with furniture and fixtures thereon, of a 10,000 square foot, two level restaurant located in mid-town Atlanta for a purchase price of $250,000. We opened these premises into the fourth Shark Bar (registered trademark) Restaurant during the first quarter of 1998.

     We still believe that significant opportunities to expand company-owned restaurants exists, and will implement an accelerated expansion strategy. We intend to seek to develop new restaurants in geographic areas and primary metropolitan markets that are readily receptive to our concept and which will enable us to increase name recognition and realize improved efficiencies in marketing, management, and purchases. In fiscal 2000 we plan to reopen Shark Bar restaurant Chicago with an extensive "turnaround" plan that involves a focus on operations and management training, and in fiscal 2001 we intend to open two additional restaurants.

     We intend to expand our business through the development and "branding" of our full service restaurants, namely The Shark Bar Restaurant(registered trademark) and Mekka Restaurant(registered trademark). We believe that our overall business objectives will be better met through the expansion of full service units in the larger urban markets within the United States. These large markets can accommodate 125 seat plus establishments, which in turn will help build our cash flow and establish the name brands of our restaurants in the important US markets.

     While pursuing our expansion program of developing a chain of restaurants under the Shark Bar & Mekka brands, we intend to also seek to develop strategic alliances through joint ventures, acquisitions or mergers, augmenting our growth plan. The Company will act as principal fundraiser, and operator for all future restaurants.

The success of the Company's planned expansion will depend upon a number of factors, including:

- the cost and availability of suitable locations and the negotiation of acceptable leases;
-    the ability to meet development and construction schedules;
- the securing or required government permits, licenses, and other regulatory approvals;
-    the hiring and training of management and other personnel;
-    the terms and availability of financing; and
-    other general economic and business conditions.

     We will prepare for duplication of our restaurant concept and operations by developing operating systems, training and operating manuals, recipes and cooking procedures, menu format and new menu items, costing and pricing standards, financing and accounting controls, quantity and quality controls, and preventive maintenance programs.

     Our proposed expansion plans will require additional management, operational and financial resources. Consultants will be hired if necessary.

     We have had continuing discussions with brokers, agents and landlords regarding new sites for additional Shark Bars in major urban markets, however, there can be no assurance that additional restaurants will be opened.

FINANCING TRANSACTIONS
----------------------

     During 1997, in order to finance our acquisitions and to facilitate our expansion strategy, we entered into various financing transactions:

     During January 1997, we issued 100,000 unregistered shares of our common stock for an aggregate purchase price of $20,000.

     During January, 1997, we issued 100,000 unregistered shares of our common stock and a warrant to purchase up to 10,000 shares of common stock to an institutional investor for an aggregate purchase price of $100,000.

     During February, 1997, we borrowed $100,000 pursuant to the terms of a promissory note bearing interest at the rate of 10%, payable semi-annually until February 4, 1999. During February of 1999, subject to repayment terms under the note purchase agreement we repaid $100,000 of the 1997 Notes.

     During May, 1997, we entered into a note purchase agreement, pursuant to which we issued 8% convertible secured notes (the "Notes") to institutional investors, in the aggregate principal amount of $350,000 together with warrants to purchase up to 35,000 shares of common stock. The Notes bear interest at 8% and are due on May 21, 1999. The Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of common stock. The shares of common stock underlying the Notes and the warrants bear certain demand and "piggyback" registration rights. The Notes are due $100,000 by December 31, 1999 and $250,000 by September 1, 2000. The $100,000 has not been repaid.

     On June 6, 1997, we issued 100,000 unregistered shares of our common stock and a warrant to purchase up to 10,000 shares of common stock to an institutional investor for an aggregate purchase price of $100,000.

     During 1997, in order to help finance our acquisitions, among other things, Mr. Brian Hinchcliffe, our Chief Executive Officer at the time, loaned us approximately $476,038.

     During January 26, 1998, we entered into a note purchase agreement, pursuant to which we issued 8% convertible secured notes ("1998 Notes") to institutional investors, in the aggregate principal amount of $265,000, together with warrants to purchase shares of common stock. The 1998 Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of common stock. The shares of common stock underlying the 1998 Notes and the warrants bear certain demand and "piggyback" registration rights. These Notes are apart of a proposed exchange agreement for conversion to an equity interest in the company. The Notes are due January 26, 2000. The Notes have not been repaid.

SITE SELECTION AND DESIGN
-------------------------

     We are seeking to locate our new restaurants in locations that offer demographic and economic factors that can support a profitable operation. We have established parameters with respect to "Sales vs. Investment ratios" and "rent as a percentage of sales" that we will use in order to evaluate the feasibility of additional sites. At this time, we intend to use the design, methods and mode of operations developed at "The Shark Bar" and "Mekka" restaurants in New York as models for additional sites in other locations.

RESTAURANT MANAGEMENT AND SYSTEMS
---------------------------------

     Management. A typical unit staff consists of a general manager, an assistant manager, one or two managers, a Head Chef and approximately 22-25 hourly employees, many of whom are part time personnel. The general manager is responsible for the day-to-day operations of the restaurant, including service, staffing and front of the house ("FOH") as well as back of the house ("BOH") quality control. The head chef is responsible for food quality and kitchen management. We intend to hire experienced managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales, profitability and qualitative measures such as measures such as mystery shoppers, who anonymously evaluate individual restaurants.

     Each restaurant manager is required to comply with an operations manual that contains detailed standards and specifications for all elements of operations. We employ a vice president of operations to monitor system-wide compliance and field supervision including duties such as regular visits to stores, detailed inspections of quality, service and sanitation.

     Training. We strive to maintain quality and consistency in each of our units through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of facilities. We have implemented a training program that is designed to teach new managers the technical and supervisory skills necessary to direct the operations of its restaurants in a professional and profitable manner. Each manager must successfully complete a four-week training course, which includes hands-on experience in both the kitchen and dining areas. There are prepared operations manuals relating to food and beverage handling, preparation and service. In addition, we will maintain a continuing education program to provide unit managers with ongoing training and support.

     Quality Control. We maintain an emphasis on excellent customer service enhanced by our quality control programs. We welcome comments on the quality of service and food at units by distributing customer survey. Senior operation managers are directly responsible for ensuring that these comments are addressed to achieve a high level of customer satisfaction. We also engage from time to time a third-party service whereby an anonymous customer or mystery shopper evaluates and reports to management key elements of the restaurants experience, including product quality, cleanliness and customer service.

     We require all appropriate personnel to participate in an independent nationally recognized training program to ensure the sanitary and responsible service of food and alcohol. Financial and management control is maintained through the use of a standardized POS system.

EMPLOYEES
---------

     As of December 31, 1999, we employed 160 persons. Of our employees, 96 are full time and 64 are employed on a part time basis. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with employees to be good.

TRADEMARK
---------

     We filed a Trademark application with the United States Patent and Trademark Office for The Shark Bar(R) on September 25, 1996 and for Mekka(registered trademark) on or about October 16, 1996. We have been granted trademarks for both The Shark Bar(registered trademark) and Mekka(registered trademark).

     In addition, The United States Patent and Trademark office has issued a Certificate of Registration on the Supplemental Register for SOUL TO GO(registered trademark). A trademark registered on the Supplemental Register is not considered to be inherently distinctive but is considered to be "capable" of becoming distinctive. Once the trademark becomes distinctive (acquired secondary meaning), it can be transferred to the Principal Register.

TRADE SECRETS
-------------

     We have developed and currently own trade secrets with respect to its food products, its preparation and sources. There is no assurance that confidentiality relating to the protection of our trade secrets can or will be obtained or that such trade secrets will afford us meaningful competitive advantages.

COMPETITION
-----------

     The restaurant business throughout the United States, and particularly in Manhattan (New York), is intensely competitive and involves a high degree of risk. We believe that a large number of new restaurants open each year in the New York city metropolitan area and the other urban markets in which we own restaurants, a significant number of which do not succeed. Even successful restaurants can rapidly lose popularity due to changes in customer tastes, economic conditions, population and traffic patterns. We compete with locally-owned restaurants and bars as well as with national and regional restaurant chains, which have substantially greater financial and marketing resources and longer operating histories than us. There is active competition for management personnel and attractive commercial real estate sites suitable for restaurants.

     In the past we have not generally incurred significant expenses for advertising and promotion, relying instead on word-of-mouth to bring our restaurant establishments to the attention of new customers.

FORMATION AND HISTORY
---------------------

     The company was initially organized on August 23rd, 1984 in the State of Delaware under the name Empire Ventures, Inc. On December 14, 1992, the company entered into an ("agreement") and plan of re-organization with Soul To Go, Inc. for 5,031,250 shares of the common stock of Empire Ventures, Inc. As a result of the transactions consummated pursuant to the agreement, Soul to Go, Inc. has become the wholly owned subsidiary of Empire Ventures, Inc. and the stockholders of Soul To Go, Inc. became the owners of approximately 92% of the issued and outstanding shares of common stock of Empire Ventures, Inc.

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

GOVERNMENT REGULATIONS
----------------------

     We are subject to various federal, state and local laws affecting our employees and guests, our owned and leased properties and the operation of our restaurants. The restaurants are subject to licensing and/or regulations by various fire, health, sanitation and safety agencies in the applicable state and/or municipality. In particular, we have adopted extensive procedures designed to meet the requirements of applicable food handling and sanitation laws and regulations. To date, we have not experienced any material problems resulting from its sanitation and food handling procedures.

     Our restaurants are subject to state and local licensing and regulations with respect to the sale and service of alcoholic beverages. Typically, alcoholic beverage licenses must be renewed annually and may be revoked or suspended for cause. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the purchasing, inventory control and the handling, storage and dispensing of alcoholic beverages. We have not encountered material problems relating to alcoholic beverage licenses to date, but the failure of a restaurant to obtain or retain a liquor license would adversely affect that restaurant's operations.

     In certain states, we are subject to "dram shop" statutes, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of its existing comprehensive general liability insurance.

     We are subject to federal and state fair labor standards, statutes and regulations that govern such matters as minimum wages, overtime, tip credits, child labor and other working conditions. A good number of our food service personnel are paid at rates based on applicable federal and state minimum wages.

ITEM 2. DESCRIPTION OF PROPERTY

         The following tables sets forth certain information with respect to our facilities currently in operation (unless otherwise noted):



Name and Location          Date Opened   Restaurant Size  Seating Capacity   Lease Expiration
-----------------          -----------   ---------------  ----------------   ----------------
The Shark Bar.............    11/90        2,500 sq. ft          90               2009
New York, N.Y.
Mekka.....................    12/94        1,500 sq. ft.         65               2002
New York, N.Y.
The Shark Bar.............     3/97        9,000 sq. ft         200               2003(1)
Chicago, Illinois
The Shark Bar.............     9/97        6,500 sq. ft         130               2010(2)
Los Angeles, California
The Shark Bar.............     3/98        10,000 sq. ft        255               2007
Atlanta, Georgia

(1) Currently not operating.  This lease provides two five year renewal options.
(2) Currently not operating.  This restaurant is on the market to be sold

     Our headquarters are located in an office building located in New York City, where we lease approximately 2,500 sq. ft. The lease expires in August 2001. We believe that the space is adequate for our needs through the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending material legal proceeding. However, on January 20, 2000 Kevin Starkes commenced an action against the Company in the United States District Court for the Southern District of New York, Kevin Starkes v. Soulfood Concepts, Inc., 00 Civ. 0427. In the action, Mr. Starkes alleges, among other things that the company discriminated against him on the basis of his race (African-American) in violation of 42 U.S.C. ss.1981, the New York State Human Rights Law and the New York City Human Rights Law by terminating his employment in January 1998 and by failing and refusing to deliver certificates to him for 50,000 shares of stock which he claims were promised to him. The Company served and filed an answer in this matter on March 1, 2000. The Company intends to vigorously defend against this action. In 1997 a court granted summary judgment against the Company regarding liability in an action brought against the Company in the approximate amount of $48,000 with respect to a stolen automobile that the plaintiff has alleged, among other things, is due to the negligence of the Company. The Company appealed the judgment and lost the appeal.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On June 12, 1997 our common stock commenced trading on the OTC Bulletin Board under the symbol "SLFD". Set forth below are the range of reported high and low bid and ask quotations for our common stock for each of the quarters indicated as reported on the OTC Bulletin Board. All over-the-counter market price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         1999                      HIGH          LOW
         ----                      ----          ---
         4th Quarter               $.75          $.12
         3rd Quarter               $.62          $.12
         2nd Quarter               $.75          $.37
         1st Quarter               $1.06         $.56


         1998                      High          Low
         4th Quarter               $1.18         $1.00
         3rd Quarter               $1.62         $1.31
         2nd Quarter               $2.75         $2.37
         1st Quarter               $3.25         $1.87

     Holders. As of December 31, 1999, to our knowledge, we had approximately 57 shareholders of record of our Common Stock

     Dividends. We have not paid dividends on our common stock since its inception and have no intention to pay any dividends to our shareholders in the foreseeable future. We currently intend to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of the Board of Directors, and will depend upon our earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REVIEW RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis of Soulfood Concepts, Inc. (the "Company"), should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in the Form 10-KSB.

     As of December 31, 1999, we operated three full service restaurants in locations in New York City, and Atlanta. The Company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. We have traditionally funded our growth through sales of equity, convertible notes and debt financing

     The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We will sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in early spring 2000 under the name The Shark Bar(registered trademark) Restaurant, Chicago. The flagship Shark Bar(registered trademark) and Mekka(registered trademark) Restaurants are located in Manhattan, New York. The third operating unit, a Shark Bar Restaurant, is located in Atlanta, Georgia.

RESULTS OF OPERATIONS
---------------------

Year Ended December 31, 1999
----------------------------

     During the year ended December 31, 1999 the Company recorded net sales of $7,465,231 which included net sales of $1,452,027 from the fourth quarter. The Company incurred a net loss of $888,549 for the year ending December 31, 1999 or $.22 per share. During the year ended December 31, 1998, the Company recorded net sales of $9,689,207, which included net sales of $2,392,307 from the fourth quarter. The Company incurred a net loss of $80,572 for the year ending December 31, 1998 or $.02 per share. During the year ended December 31, 1997, the Company recorded net sales of $6,137,315 and had a net loss of $512,321 or $.15 per share.

     During the year ended December 31, 1998, the Company recorded net sales of $9,689,207 and had a net loss of $80,572 or $.02 per share. Sales revenue for the year ending December 31, 1999 decreased 22% from 1998 and fourth quarter revenue decreased by 39% from fourth quarter sales in 1998 of $2,392,307. Sales revenue for the year ending December 31, 1998 increased 57% from 1997 and fourth quarter revenue increased by 14% from fourth quarter sales in 1997 of $2,047,129.

     Revenue was generated from the sale of food (67% of total revenue) and beverages (33% of revenue) for the year ended December 31, 1999

     During the year ended December 31, 1999, the Company recorded a Cost of Sales, primarily food and beverage, of $2,234,650 or 29.9% of sales, increasing from 29.4% Cost of Sales figure for 1998. During the year ended December 31, 1998, the Company recorded a Cost of Sales, of $2,850,042 or 29.4% of sales, increasing from 28.2% Cost of Sales figure for 1997.

     Our Gross Profit decreased from $6,839,165 for the year ending December 31, 1998 to $5,230,581 for the year ending December 1999. This decrease is directly related to the closing of two of its units in June and July of 1999. The Company's restaurant operating expenses for the year ending December 31, 1999 were $ 4,656,363 compared to $5,565,041 for 1998, which represents 62% and 57% respectively. This decrease is directly related to the closing of two of its units during 1999, and the related costs carried as a result of these closings. Income from operating restaurants for 1999 was $574,218 or 7.6% of sales as compared to $$1,274,124 for the same period in 1998. The Company's Gross Profit increased from $4,384,743 for the year ending December 31, 1997 to $6,839,165 for the year ending December 1998. This increase is directly related to the opening of a new restaurant during 1998. The Company's restaurant operating expenses for the year ending December 31, 1998 were $ 5,565,041 compared to $3,413,055 for 1997, which represents 57% and 55% respectively. This increase is directly related to the opening of a new restaurant during 1998. Income from operating restaurants for 1998 was $1,274,124 or 13% of sales. For the fourth quarter of 1998, the Company had an operating loss of $15,468. For 1997 and the fourth quarter of 1997, the comparable amounts were $971,688 or 15.8% of sales and $219,725 or 11% of sales respectively..

     The Company's G&A increased from $605,013 6.2 % of sales in 1998 to $926,879 or 12.4% or of sales in 1999. In 1999 the Company incurred additional legal and other expenses in it's restructuring strategy, the hiring, training and retraining of its management personnel, and the closing of its two units. The Company's G&A decreased from $749,669, or 12 % of sales in 1997 to $594,682 or 6.1% of sales in 1998. In 1997 the company incurred additional legal and other expenses in it's national expansion program and in the listing of the stock on a public exchange.

     The Company writes off the pre-opening expense portion of the capital required to open a restaurant during the calendar year that the restaurant was opened.. Thus in 1998 total pre-opening expenses of $212,261 were expensed in addition to $320,685 of depreciation and amortization expense for a total of $532,946 versus the 1997 total of $560,957 for pre-opening expenses, and depreciation and amortization.

Profile of Unit Sales
---------------------

     During 1998, the Company opened one additional restaurant, investing $581,610 in The Shark Bar Atlanta. The Company seeks to build restaurants where, after a unit is established, it's annual sales will be greater than two- three times unit investment.

     A review of the 1999 sales and a comparison to the previous year is shown below

                                       1997           1998           1999         Year Opened
                                       ----           ----           ----         -----------
The Shark Bar Restaurant NY         $2,723,191     $2,681,064     $2,586,266       Nov. 1990
Mekka Restaurant                    $1,131,064     $1,181,570     $1,241,174       Nov. 1994
The Shark Bar Restaurant Chicago    $1,677,683     $2,110,756     $  754,985       April 1997
The Shark Bar Restaurant LA         $  605,377     $1,723,305     $  666,516       Sept. 1997
The Shark Bar Restaurant Atlanta        -          $1,992,512     $2,216,290       March 1998


Financial Condition and Liquidity
---------------------------------

     The following is a discussion of the Company's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels. For the year ending December 31, 1999 the Company incurred a net loss of $888,549. At this time, during 2000 we plan to re-open the Chicago unit, fully implement our turnaround strategy, tighten controls and improve service. We will embark on a prudent national expansion through amongst other alternatives, partnership programs that do not require the Company to fund the expansion, beginning first quarter 2001.

     Cash and Cash Equivalents as of December 31, 1999 decreased by $23,105 to $9,216 from $32,321 as of December 31, 1998. Overall, Total Current Assets decreased by $71,955 as of December 31, 1999 to $161,518 from $233,473 as of December 31, 1998. The decrease in cash and all other assets was caused by the closing of two units during 1999. Cash and Cash Equivalents as of December 31, 1998 decreased by $17,148 to $32,321 from $49,469 as of December 31, 1997.
Overall, Total Current Assets decreased by $86,922 as of December 31, 1998 to $233,473 from $320,395 as of December 31, 1997. The decrease in cash and increase in all other assets was caused by the expansion of one new restaurant during 1998

     The Company's current liabilities increased $972,731 as of December 31, 1999 to $1,932,996 from $960,265 as of December 31, 1998. This increase was due primarily to the increase of accrued expenses and the maturity of certain long term Notes. To finance the expansion and cash flow needs due to the corporate growth, current liabilities increased by $187,999 as of December 31, 1998 to $960,265 from $772,266 as of December 31, 1997

     The effect of inflation has not been a factor upon either the operations or the financial condition of the company. The Company's business is not seasonal in nature.

Forward-looking Information

     Statements contained in this Form 10-KSB that are not historical facts, including, but not limited to, statements found in this Item 6, Management's Discussion and Analysis of financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in this Form 10-KSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-KSB

ITEM 7 FINANCIAL STATEMENTS.

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

     MARK CAMPBELL, 39, was appointed President, CEO and Director on November 3, 1999. Mr. Campbell worked for eight years on Wall Street as an investment banker. Mr. Campbell was previously the Managing Partner of Kova Capital, LLC, a venture capital concern that founded which provided strategic advisory services to entrepreneurs, and financed properties in the entertainment industry. Mr. Campbell began his foray in the food industry as the co-founder and General Partner of Soul Cafe, a full service restaurant in mid-town Manhattan.

     BRIAN HINCHCLIFFE, Director, 43, was our financial founder in 1990 and assumed management responsibility in 1995. Mr. Hinchcliffe was a Vice President at Goldman Sachs for ten years before launching an entrepreneurial career. Mr. Hinchcliffe also serves as a member of the Board of Directors of Jordex Resources, Inc.

     MICHAEL VANN, 42 , Director , was our co-founder in 1990 and has served as a director since 1992. He also has served as our Vice President from 1992 through November 1996. Mr. Vann graduated from Western Michigan University in April 1979, earning a Bachelor's degree in marketing and retailing.

     KEITH T. CLINKSCALES, 35, has served as one of our directors since January 1997. Mr. Clinkscales was the former President and CEO of VIBE Ventures, the urban music magazine and television show, since its inception in September 1993. Mr. Clinkscales is a magna cum laude graduate of Florida A&M University. He was the first student speaker for the prestigious School of Business and Industry Forum series, and the President of Kappa Alpha Psi fraternity.

Compliance with Section 16(a) of the Exchange Act

Not Applicable.

ITEM 10:  EXECUTIVE COMPENSATION

     (a) Cash Compensation.

     The following table sets forth all compensation in excess of $100,000 awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers") for the years ended December 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                           Fiscal
Name and Principal position                 Year     Annual Salary
---------------------------                 ----     ---------------
Mark Campbell                               1999        -
President and Chief Executive Officer

Brian Hinchcliffe                           1999     $152,000
President and Chief Executive Officer       1998     $135,000
                                            1997     $130,000

Directors' Fee and Other Remuneration

     Directors received no compensation for services as a member of the Board of Directors or of any committee of the Board of Directors in respect of 1999. However, at this time, we have established a stock option plan which will allow both directors, employees and consultants to participate.

Stock Options.

     No options were granted by us during 1999.

1997 Stock Incentive Plan

     Administration and Eligibility. We have adopted the 1997 Stock Incentive Plan (the "1997 Plan") for officers, directors, employees, and consultants of the company or any of our subsidiaries. The 1997 Plan, as originally adopted, authorizes the issuance of up to 500,000 shares of common stock upon the exercise of stock options or in connection with the issuance of restricted stock. The 1997 Plan authorizes the granting of stock options and restricted stock to employees, officers, directors and consultants of the company and our subsidiaries and non-discretionary automatic awards of stock options to our non-employee directors. The 1997 Plan provides for its administration by either a committee of two or more outside directors or the Board of Directors (the "Administrator"). In general, the Administrator, in its sole discretion, determines which eligible employees, officers, directors and consultants of the Company and our subsidiaries may participate in the 1997 Plan and the type, extent and terms of the equity-based awards to be granted to them. In the event of a change in control, as defined in the 1997 Plan, all options will become immediately vested and exercisable and the restrictions with regard to restricted stock will lapse unless the Administrator provides otherwise.

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

     Restricted Stock. The Administrator may make grants of restricted stock for cash or other consideration, as the Administrator determines. The number of shares of common stock granted to each grantee will be determined by the Administrator. Grants of restricted stock will be made subject to such restrictions and conditions as the Administrator may determine in its sole discretion, including periods of restriction on transferability (the "Restriction Period") during which time the grant may be required to be deposited with an escrow agent, if the Administrator so determines. During the Restriction Period, if any, a grantee may be given the right, at the discretion of the Administrator, to vote the shares subject to the grant and the right to receive any regular cash dividends paid thereon. If a grantee's employment or service with us terminates, or in the event of the occurrence of certain other events determined by the Administrator, the grant will terminate with respect to all shares as to which the restrictions have not lapsed and those shares must be returned to us.

     Amendment. The Board has the right to amend, suspend or terminate the 1997 Plan at any time, provided, however, that unless approved by our stockholders in general, no amendment or change in the 1997 Plan will be effective: (i) materially increasing the total number of shares of common stock which may be issued under the 1997 Plan; (ii) changing the minimum option exercise price;
(iii) extending the term of the 1997 Plan or the period during which any option may be granted or exercised; or (iv) altering in any way the class of persons eligible to participate in the 1997 Plan.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information, as of December 31, 2000, regarding the beneficial ownership of our common stock, which is our only class of outstanding voting securities, by each shareholder who owns more than 5% of outstanding shares, by each director and nominee for election as director, by each of our named executive officers and by all of our directors and executive officers as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners . Since the table reflects beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.

           Name and Address        Amount and Nature of
         of Beneficial Owner     Beneficial Ownership(1)(2)    Percent of Class
         -------------------     --------------------------    ----------------
         Brian A. Hinchcliffe           1,922,523                   48%
         Michael D. Vann                  168,209                   4.2%
         Mark Campbell                       -                       -
         Keith Clinkscales                100,000                   2.5%
         Aton Ventures                    250,000(3)                5.9%

            --------------------------------------------------------

         All Executive Officers and
         Directors as a group
         (4 persons)                    2,190,732                   55%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares shown as beneficially owned. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but such shares are not deemed outstanding for computing the percentage ownership of any other person.

(2) The amount of ownership takes into account the reverse stock split of our outstanding common stock as of November 6, 1996.

(3) Includes 250,000 shares of common stock issuable upon conversion of a convertible Note. See "Business Financing Transactions.".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to an arrangement between the company and Hinchcliffe, during the period of 1993 through end of 1996, we borrowed in excess of $285,266 from Hinchcliffe at an interest rate of 10% per annum. On December 30, 1996 it was determined by our Board of Directors to be in our best interest that we accept Hinchcliffe's offer to (i) convert $125,000 of said loans into 125,000 shares of Series A Convertible Preferred Stock, which stock contains the designations, rights and preferences which were filed in the Certificate of Designations with the Secretary of State of the State of Delaware and (ii) to convert an additional $80,000 of loans into 400,000 shares of common stock. See "Financial Statements and Notes Thereto."

     In addition, during January 1997, in order to finance our acquisitions, among other things, Mr. Hinchcliffe loaned us approximately $476,038, which loans bear interest at the rate of 10% per annum. See "Business - Financing Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

THE FOLLOWING DOCUMENTS HERETOFORE FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") ARE HEREBY INCORPORATED BY REFERENCE:


Exhibit No.       Document
-----------       --------

2.1  (2)          Agreement and plan of Reorganization

3.1  (1)          Certificate of Incorporation

3.2  (1)          By- Laws of the Company

3.3  (4)          Amended Certificate of Incorporation

3.4  (4)          Amended and Restated By-Laws of the company

3.5  (4)          Amended Certificate of Incorporation

3.6  (4)          Certificate of Designation relating to the Series A
                  Convertible Preferred Stock

10.1 (1)          Escrow Agreement between the Company and New Jersey National
                  Bank

10.2 (2)          Warrant Agreement between the Company and Interest Transfer
                  Co., Inc.

10.3 (3)          Lease Agreement relating to the New York Shark Bar Restaurant

10.7 (3)          Sublease Agreement for MEKKA


-------------------

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-k during the fourth quarter ended December 31, 1999.

                                   Signatures

In accordance with section 13 or 15(d) of the Exchange act, the registrant caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.

                                            Soulfood Concepts Inc.

Date: March 31, 2000                        By: /s/
                                               ---------------------------------
                                               Mark Campbell, Chief Executive
                                               Officer and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                             Date


/s/                                                          March 31, 2000
----------------------------------------
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer


/s/                                                          March 31, 2000
----------------------------------------
Brian A. Hinchcliffe, Director



/s/                                                          March 31, 2000
----------------------------------------
Michael D. Vann, Director



                                                             March 31, 2000
----------------------------------------
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998





                                      INDEX
                                      -----

                                                                        PAGE
                                                                        ----
Independent auditors' report                                             1

Consolidated balance sheets                                            2 - 3

Consolidated statements of operations                                  4 - 5

Consolidated statement of stockholders' equity (deficit)                 6

Consolidated statements of cash flows                                  7 - 8

Notes to consolidated financial statements                             9 - 25

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOULFOOD CONCEPTS, INC.

We have audited the accompanying consolidated balance sheets of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1(s) to the consolidated financial statements, SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES changed its method of accounting for organization costs effective January 1, 1998.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses, negative working capital, stockholders' capital deficiency and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                  Certified Public Accountants

New York, New York
March 28, 2000

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                          -----------------------
                                                             1999         1998
                                                          ----------   ----------
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $    9,216   $   32,321
   Accounts receivable                                        56,894       49,804
   Inventory                                                  69,120      120,775
   Prepaid expenses and other current assets                  26,288       30,573
                                                          ----------   ----------

      TOTAL CURRENT ASSETS                                   161,518      233,473


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,406,060 and $1,070,857 respectively    1,448,036    1,727,176



OTHER ASSETS                                                  90,874       90,874
                                                          ----------   ----------

      TOTAL ASSETS                                        $1,700,428   $2,051,523
                                                          ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Bank overdraft                                    $    60,849    $   137,825
   Accounts payable and accrued expenses               1,225,452        591,682
   Obligation under capital lease                         31,695         28,932
   Current portion of long-term debt                     615,000        201,826
                                                     -----------    -----------

      TOTAL CURRENT LIABILITIES                        1,932,996        960,265

DUE TO RELATED PARTY                                     878,383        747,116

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM               32,376         54,492

LONG-TERM DEBT                                              --          515,000
                                                     -----------    -----------

      TOTAL LIABILITIES                                2,843,755      2,276,873
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --

MINORITY INTEREST                                         81,392         45,835
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT
   Common stock, par value $.003; authorized
    14,500,000 shares; issued and outstanding
    3,998,177 shares                                      11,995         11,995

   Additional paid-in capital                            980,949        980,949

   Accumulated deficit                                (2,217,663)    (1,264,129)
                                                     -----------    -----------

      TOTAL STOCKHOLDERS' DEFICIT                     (1,224,719)      (271,185)
                                                     -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT                                        $ 1,700,428    $ 2,051,523
                                                     ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For The Year Ended
                                                   December 31,
                                           --------------------------
                                               1999          1998
                                           -----------    -----------

SALES                                      $ 7,465,231    $ 9,689,207

COST OF SALES                                2,234,650      2,850,042
                                           -----------    -----------

GROSS PROFIT                                 5,230,581      6,839,165

RESTAURANT OPERATING EXPENSES                4,656,363      5,565,041
                                           -----------    -----------

INCOME FROM OPERATING RESTAURANTS              574,218      1,274,124

OTHER CORPORATE EXPENSES                       926,879        605,013
                                           -----------    -----------

(LOSS) INCOME FROM OPERATIONS                 (352,661)       669,111
                                           -----------    -----------

OTHER EXPENSES
   Interest expense                            165,127        161,371
   Pre-opening expenses                           --          212,261
   Depreciation and amortization               288,039        320,685
   Loss on abandonment of fixed assets          47,165           --
                                           -----------    -----------
      Total other expenses                     500,331        694,317
                                           -----------    -----------

LOSS BEFORE INCOME TAXES, CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES AND
  MINORITY INTEREST                           (852,992)       (25,206)

PROVISION FOR INCOME TAXES                        --             --
                                           -----------    -----------

LOSS BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES AND MINORITY INTEREST      (852,992)       (25,206)


CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 Net of income taxes of $0                        --          (28,198)
                                           -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (852,992)       (53,404)


LOSS ATTRIBUTED TO MINORITY INTEREST           (35,557)       (27,168)
                                           -----------    -----------

NET LOSS                                   $  (888,549)   $   (80,572)
                                           ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For The Year Ended
                                                              December 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
LOSS PER COMMON SHARE
BASIC AND DILUTED:
   Loss before cumulative effect of accounting change   $  (0.22)    $  (0.01)
   Cumulative effect of accounting change                     --        (0.01)
                                                        --------     --------
   Net loss                                             $  (0.22)    $  (0.02)
                                                        ========     ========


















The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT




                                      Preferred Stock             Common Stock       Additional                     Total
                                   ---------------------     ---------------------     Paid-in     Accumulated    Stockholders'
                                    Shares      Amount         Shares      Amount      Capital        Deficit      Deficit
                                   -------   -----------     ---------  -----------  -----------   -----------   -----------
Balance - December 31, 1997        125,000   $       375     3,373,177  $    10,120  $   982,449   $(1,167,163)  $  (174,219)

Conversion of preferred stock     (125,000)         (375)      625,000        1,875       (1,500)         --            --

Distributions                         --            --            --           --           --         (16,394)      (16,394)

Net loss                              --            --            --           --           --         (80,572)      (80,572)
                                   -------   -----------     ---------  -----------  -----------   -----------   -----------

Balance - December 31, 1998           --            --       3,998,177       11,995      980,949    (1,264,129)     (271,185)

Distributions                         --            --            --           --           --         (64,985)      (64,985)

Net loss                              --            --            --           --           --        (888,549)     (888,549)
                                   -------   -----------     ---------  -----------  -----------   -----------   -----------

Balance - December 31, 1999           --     $      --       3,998,177  $    11,995  $   980,949   $(2,217,663)  $(1,224,719)
                                   =======   ===========     =========  ===========  ===========   ===========   ===========





The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For The Year Ended
                                                                             December 31,
                                                                  --------------------------------
                                                                     1999                   1998
                                                                  ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(888,549)             $ (80,572
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                 288,039                320,685
      Cumulative effect of accounting change                           --                   28,198
      Loss attributed to minority interest                           35,557                 27,168
      Loss on abandonment of equipment                               47,165                   --
      (Increase) Decrease in:
      Accounts receivable                                            (7,090)                19,583
      Inventory                                                      51,655                (53,626)
      Prepaid expenses and other current assets                       4,285                103,817
      Other assets                                                     --                  (15,692)
      (Decrease) Increase in:
      Bank overdraft                                                (76,976)                49,185
      Accounts payable & accrued expenses                           633,770                (65,640)
                                                                  ---------              ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            87,856                333,106
                                                                  ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (117,929)              (737,578)
   Disposition of fixed assets                                       61,864                   --
                                                                  ---------              ---------
NET CASH USED BY INVESTING ACTIVITIES                               (56,065)              (737,573)
                                                                  ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additional borrowing                                                --                  265,000
   Repayment of debt                                               (101,826)               (10,039)
   Additional capital leases                                           --                   42,151
   Repayment of capital leases                                      (19,353)               (25,148)
   Increase in due to related party                                 131,267                131,749
   Partner distributions                                            (64,985)               (16,394)
                                                                  ---------              ---------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                    (54,896)               387,319
                                                                  ---------              ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (23,105)               (17,148)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        32,321                 49,469
                                                                  ---------              ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $   9,216              $  32,321
                                                                  =========              =========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For The Year Ended
                                                                         December 31,
                                                                ----------------------------
                                                                  1999                 1998
                                                                -------              -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest expense                                          $69,060              $98,621
                                                                =======              =======
      Income taxes                                              $ 6,130              $ 5,240
                                                                =======              =======



NON-CASH INVESTING AND FINANCING ACTIVITIES:

December 31, 1998

On September 30, 1998, a preferred stockholder of the Company converted 125,000 shares of preferred stock into 625,000 shares of common stock.

As of December 31, 1998, the Company incurred a $28,198 expense relating to a cumulative effect of an accounting change as to the treatment of organization costs. See Note 1(s).












The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     a)  Nature of Operations
         The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, Los Angeles, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine. (See Note 15):

         1) Shark Restaurant Corp. ("SRC"), incorporated under the laws of New York on June 7, 1990 (owned 100% by the Company);

         2) Shark Restaurant California, Inc. ("LA"), incorporated under the laws of California on June 23, 1997 (owned 100% by the Company); ceased operations in June 1999.

         3) Affair Restaurant, Inc. ("Chicago"), d/b/a Shark Bar Restaurant Chicago, purchased on January 10, 1997 (owned 100% by the Company); temporarily ceased operations in July 1999.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

     b)  Basis of presentation
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 1999, the Company has a working capital deficit of $1,771,478 and an accumulated deficit of $2,217,663. Additionally, the Company has defaulted on certain notes; however, the note holder has agreed to not seek relief as the Company attempts to restructure the debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's near and long-term operating strategies focus on an administrative restructuring, aggressive closing of under-performing locations, debt-restructuring and seeking additional equity financing. Several completed and ongoing initiatives are as follows:

         o The Company closed its Los Angeles operation in June 1999. LA experienced an operating loss in 1999 approximating $111,000 before any corporate overhead burden. Negotiations are in process to sell the lease and fixed assets for this location.

         o The Company temporarily closed its Chicago operation in July 1999. Chicago experienced an operating loss in 1999 approximating $222,000 before any corporate overhead burden. It is anticipated that Chicago will re-open in the second or third quarter of 2000 with more qualified restaurant personnel.

         o The Company, in late 1999, effectuated a change in senior management personnel and its Board of Directors.

         o The Company is presently in negotiations with its majority shareholder whereby certain debt will be converted to equity, as well as certain debt being forgiven. Additionally, the Company is presently negotiating its short-term debt with two principal investors and a majority stock holder.

         o The Company is pursuing an equity financing via a private placement; if successful proceeds which will be used to pay off certain current obligations.

         o The Company has and is pursuing aggressive cost cutting of general and administrative expenses with a goal of an overall 30% reduction.

         Management believes that the aforementioned plan to revise the Company's operations will provide the opportunity to continue as a going concern.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



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

     f)  Accounts receivable
         Accounts receivable consist of charges due from credit card companies and others. As of December 31, 1999 and 1998, no allowance for doubtful accounts is necessary.

     g)  Inventory
         Inventory is valued at the lower of cost or market under the first in first out method of costing.

     h)  Property and equipment
         Property and equipment is valued at cost and is depreciated over the assets estimated useful lives, utilizing the straight line method. Leasehold improvements are amortizable over the life of the lease or estimated useful lives, whichever is shorter.

     i)  Concentration of credit risk
         The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

     j)  Advertising costs
         Advertising costs are expensed as incurred and included in restaurant operating expenses. For the years ended December 31, 1999 and 1998, advertising expense amounted to $36,737 and $62,001, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



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

     m)  Fair value of financial instruments
         The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 1999 and 1998.

     n)  Long-lived assets
         Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the owner carrying amount or fair value less cost to sell.

     o)  Stock-based compensation
         The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

     p)  Loss per share
         The computation of basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

         The shares used in the computation were as follows:

                                               December 31,
                                           ----------------------
                                              1999         1998
                                           ---------    ---------
         Basic and Diluted                 3,998,177    3,350,711
                                           =========    =========

     q)  Comprehensive income
         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999 and 1998, the Company has no items that represent comprehensive income, and therefore has not included a schedule of comprehensive income in the financial statements.

     r)  Impact of year 2000 issue
         During the year ended December 31, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that it was necessary to modify or replace portions of its software in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. All computer systems are operating efficiently and accurately, but the company cannot guarantee there will be no adverse effects in the future. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers don't convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

     s)  Recent accounting pronouncements
         Additionally, during 1998, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 1999 and 1998 fiscal years.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 1999.

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

NOTE 2 - INVENTORY

         Inventory consisted of the following:


                                             December 31,
                                         ----------------------
                                           1999          1998
                                         ---------    ---------
         Food                            $  18,059    $  31,862
         Beverage                           51,061       88,913
                                         ---------    ---------
                                         $  69,120    $ 120,775
                                         =========    =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                     December 31,
                                             -------------------------
                                                 1999            1998
                                             -----------     ---------
         Furniture, Fixtures and Equipment   $ 2,108,876   $ 2,052,813
         Leasehold Improvement                   745,220       745,220
                                             -----------   -----------
                                               2,854,096     2,798,033
         Less: Accumulated Depreciation       (1,406,060)   (1,070,857)
                                             -----------   -----------
         Property and equipment, net         $ 1,448,036   $ 1,727,176
                                             ===========   ===========

         Depreciation expense for the years ending December 31, 1999 and 1998 was $288,039 and $320,685, respectively.

         Cost of assets acquired pursuant to capital leases included above are as follows:

                                                      December 31,
                                             -------------------------
                                                1999          1998
                                             -----------   -----------
         Furniture, Fixtures and Equipment   $    42,151   $    42,151
                                             ===========   ===========


NOTE 4 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:
         (See Note 15)


                                                               December 31,
                                                           --------------------
                                                             1999         1998
                                                           --------    --------
         Advances from an officer of the Company,
          payable on demand.  It is intended that
          these advances will be repaid in more than
          one year.  Interest has been accrued on
          these advances at 10% per annum                  $543,383    $405,463

         Advances from an officer of the Company
          These advances are convertible into preferred
          stock. (See Note 9).  Interest has been
          accrued on these advances at 10% per annum        335,000     335,000

         Partner loans to Avenue A Restaurant
          Associates, L.P.  Interest is being accrued
          at 10% per annum to the limited partners             --         6,653
                                                           --------    --------
                                                           $878,383    $747,116
                                                           ========    ========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                         December 31,
                                                                                -----------------------------
                                                                                  1999                 1998
                                                                                ---------           ---------
          Working capital loan from Citibank, bearing interest at 11.5%
          per annum on the outstanding balance, payable in monthly
          installments of $913 principal only with interest accrued,
          maturing in January 1999                                              $    --             $   1,826

          The Company received $100,000, pursuant to a note, from an outside investor on February 4, 1997, with interest payable at 10% per annum. The note was due, and paid, February 4,
          1999. Interest was due semi-annually and any unpaid amounts
          were accrued                                                               --               100,000

          The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes are due $100,000 by
          December 31, 1999 and $250,000 by September 1, 2000. The
          $100,000 note was not repaid. Interest is due semi-annually
          and any unpaid amounts have been accrued (See Notes 11 and 15)          350,000             350,000

          The Company received $265,000 from the sale of three
          convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes are due January 26, 2000. The notes were not repaid.
          Interest is due semi-annually and any unpaid amounts have
          been accrued (see Notes 11 and 15)                                      265,000             265,000
                                                                                ---------           ---------

         Total                                                                    615,000             716,826

         Less:  Current Portion                                                  (615,000)           (201,826)
                                                                                ---------           ---------

         Long-Term Debt                                                         $    --             $ 515,000
                                                                                =========           =========


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 6 - INCOME TAXES

         The components of the provision (benefit) for income taxes is as follows:

                                                                        December 31,
                                                                --------------------------
                                                                  1999              1998
                                                                ---------        ---------
         Current tax expense
           U.S. federal                                         $    --          $    --
           State and local                                           --               --
                                                                ---------        ---------
         Total current                                               --               --


         Tax benefit of net operating loss carry-forwards            --               --
                                                                ---------        ---------
         Provision for income taxes                                  --               --
                                                                ---------        ---------

         Deferred tax expense

           U.S. federal                                              --               --
           State and local                                           --               --
                                                                ---------        ---------
         Total deferred                                              --               --
                                                                ---------        ---------
         Total provision from continuing operations             $    --          $    --
                                                                =========        ==========



         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


         Federal income tax rate                                    (34.0)%          (34.0)%
         Deferred tax charge (credit)                                 --               --
         Effect on valuation allowance                               34.0 %           34.0 %
         State income tax, net of federal benefit                     --               --
                                                                     ----             ----
         Effective income tax rate                                    0.0 %            0.0 %
                                                                     ====             ====

         At December 31, 1999, the Company had net carryforward losses of approximately $1,167,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 6 - INCOME TAXES (continued)

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 are as follows:

         Deferred tax assets
         Loss carryforwards                            $   425,000
         Less:  Valuation allowance                       (425,000)
                                                       -----------
         Net deferred tax assets                       $       --
                                                       ===========

         Net operating loss carryforwards expire starting in 2008 through 2014. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                           Operating         Capital
                                                             Leases          Leases
                                                           ----------       ---------
         2000                                              $  348,262       $  40,020
         2001                                                 351,566          23,016
         2002                                                 357,903           7,029
         2003                                                 302,055              --
         2004 and thereafter                                2,896,604              --
                                                           ----------       ---------
         Total minimum lease payments                      $4,256,390          70,065
                                                           ==========       ---------
         Less: Amounts representing interest                                   (5,994)
                                                                            ---------
         Present value of future minimum lease payments                        64,071
         Less:  Current maturities                                            (31,695)
                                                                            ---------
         Total                                                             $   32,376
                                                                            =========


         Rent expense under operating leases for the years ended December 31, 1999 and 1998 was $538,049 and $511,848, respectively.

     b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $50,000, and accordingly, has established a reserve included in accounts payable and accrued expenses.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8 - MINORITY INTEREST

         The Company, through its subsidiary 7 West, is the general partner in Avenue A. 7 West owns a 60% general partnership interest and a 2% limited partnership interest. Accordingly, the minority interest represents a 38% limited partnership interest. As of December 31, 1999 and 1998, the minority interest equals $81,392 and $45,835, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY

         Preferred stock
         On December 30, 1996, the Board of Directors of the Company approved the issuance of 125,000 shares of series A cumulative convertible preferred stock, $.003 par value, non-voting preferred stock in exchange for a reduction in the amount owed to a stockholder. Beginning January 1, 1997, the holder of the preferred stock may convert each share of Preferred Stock into five shares of common stock. On September 30, 1998, that stockholder converted his preferred stock for 625,000 shares of common stock.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

         On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "10% Notes"). The 10% Notes bear interest at the rate of 10% per annum on the principal sum outstanding and mature on May 21, 1999 (maturity of $250,000 of the 10% note was extended to September 1, 2000). Interest is payable semi-annually on June 30 and December 31. The holders of the 10% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 10% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $3.00 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock.

         On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding and mature on January 26, 2000. Interest is payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. The 8% Note was not repaid (see Note
         15).

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 10 - CONVERTIBLE NOTES PAYABLE (continued)

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

NOTE 11 - WARRANTS

         The Company has issued outstanding warrants to purchase up to 289,741 shares of common stock.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 11 - WARRANTS (continued)

         On January 28, 1998, in connection with the sale of $265,000 of 8% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 26,500 shares of Common Stock. The warrants are exercisable on or before January 26, 2000 at an exercise price of $2.20 per share (subject to customary anti-dilution adjustments). The warrant was not exercised. Fair value attributable to the warrants was not material.

         Pursuant to the terms of an Engagement Letter dated February 5, 1997, between the Company and Commonwealth Associates ("CA"), whereby CA was engaged to render corporate finance and other financial service matters, the Company granted to CA warrants to purchase 208,241 shares of Common Stock at an exercise price of $.01 per share.

NOTE 12 - SEGMENT INFORMATION

         During 1999 and 1998, the Company had six reportable restaurant segments and one management company;

            a)  SRC
            b)  LA (ceased operations - July 1999)
            c)  Chicago (ceased operations - July 1999)
            d)  Atlanta
            e)  Avenue A
            f)  7 West (management company)

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 12 - SEGMENT INFORMATION (continued)

         Soulfood Concepts, Inc. and Subsidiaries:

                                                                                 Year Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                           1999             1998
                                                                         ----------       ----------
               Sales:
                      SRC                                                $2,586,266       $2,681,064
                      LA                                                    666,516        1,723,305
                      Chicago                                               754,985        2,110,756
                      Atlanta                                             2,216,290        1,992,512
                      7 West                                                   --               --
                      Avenue A                                            1,241,174        1,181,570
                                                                         ----------       ----------
               Total sales                                               $7,465,231       $9,689,207
                                                                         ==========       ==========

               Cost of sales:
                      SRC                                                $  683,623       $  714,708
                      LA                                                    215,631          557,569
                      Chicago                                               281,813          659,816
                      Atlanta                                               709,322          584,838
                      7 West                                                   --               --
                      Avenue A                                              344,261          333,111
                                                                         ----------       ----------
               Total cost of sales                                       $2,234,650       $2,850,042
                                                                         ==========       ==========

               Gross profit:
                      SRC                                                $1,902,643       $1,966,356
                      LA                                                    450,885        1,165,736
                      Chicago                                               473,172        1,450,940
                      Atlanta                                             1,506,968        1,407,674
                      7 West                                                   --               --
                      Avenue A                                              896,913          848,459
                                                                         ----------       ----------
               Gross profit                                              $5,230,581       $6,839,165
                                                                         ==========       ==========

               Restaurant operating expenses:
                      SRC                                                $1,288,075       $1,260,038
                      LA                                                    562,053        1,076,597
                      Chicago                                               696,029        1,316,579
                      Atlanta                                             1,354,048        1,140,267
                      7 West                                                   --             69,864
                      Avenue A                                              756,158          719,262
                      Corporate                                                --            (17,566)
                                                                         ----------       ----------
               Total restaurant operating expenses                       $4,656,363       $5,565,041
                                                                         ==========       ==========


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 12 - SEGMENT INFORMATION (continued)


                                                                                     Year Ended
                                                                                     December 31,
                                                                          -------------------------------
                                                                              1999               1998
                                                                          -----------         -----------
               Other corporate expenses:
                      SRC                                                 $      --           $      --
                      LA                                                         --                  --
                      Chicago                                                    --                  --
                      Atlanta                                                    --                  --
                      7 West                                                     --                  --
                      Avenue A                                                   --                  --
                      Corporate                                               914,770             594,682
                                                                          -----------         -----------
               Total other corporate expenses                             $   914,770         $   594,682
                                                                          ===========         ===========

               Income (loss) from operations:

                      SRC                                                 $   614,569         $   706,318
                      LA                                                     (111,168)             89,139
                      Chicago                                                (222,856)            134,361
                      Atlanta                                                 152,920             267,407
                      7 West                                                   24,823             (69,864)
                      Avenue A                                                115,930             129,197
                      Corporate                                              (914,770)           (577,116)
                                                                          -----------         -----------
               (Loss) income from operations:                             $  (340,552)        $   679,442
                                                                          ===========         ===========

               Identifiable assets:
                      SRC                                                 $    35,237         $   162,083
                      LA                                                      513,966             553,143
                      Chicago                                                 385,603             510,174
                      Atlanta                                                 480,796             575,322
                      7 West                                                       60                  60
                      Avenue A                                                136,620             136,814
                      Corporate                                               148,146             113,927
                                                                          -----------         -----------
               Total assets                                               $ 1,700,428         $ 2,051,523
                                                                          ===========         ===========

               Depreciation and amortization expense:
                      SRC                                                 $    19,210         $    52,752
                      LA                                                       31,073              53,449
                      Chicago                                                  75,415             101,769
                      Atlanta                                                 126,892              76,294
                      7 West                                                     --                  --
                      Avenue A                                                 21,245              27,091
                      Corporate                                                14,204               9,330
                                                                          -----------         -----------
               Total depreciation and amortization expense                $   288,039         $   320,685
                                                                          ===========         ===========


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 13 - STOCK PLANS

     a)  Incentive Plan
         In 1997 the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan") for officers, directors, employees, and consultants of the Company or any of its subsidiaries. The 1997 Plan, as originally adopted, authorizes the issuance of up to 500,000 shares of common stock upon the exercise of stock options or in connection with the issuance of restricted stock. The 1997 Plan authorizes the granting of stock options and restricted options and restricted stock to employees, officers, directors and consultants of the Company and its subsidiaries and non-discretionary automatic awards of stock options to its non-employee directors. Each option has a maximum term of ten years from the date of the grant, subject to early termination. The Company may determine the exercise price, provided that such price may not be less than the fair market value of the common stock on the date of grant. No options have been granted to date.

     b)  Restricted Stock
         The Company may make grants of restricted stock for cash or other consideration. The number of shares of common stock granted to each grantee will be determined by the Company. Grants of restricted stock will be made subject to such restrictions and conditions as the Company may determine in its sole discretion, including periods of restriction on transferability (the "Restriction Period") during which time the grant may be required to be deposited with an escrow agent, if the Company so determines. No grants of restricted stock have been issued to date.

NOTE 14 - EARNINGS PER SHARE

         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                 December 31,
                                           -------------------------
                                              1999            1998
                                           ----------     ----------
                  Warrants                 $  289,741     $  289,741
                                           ==========     ==========


NOTE 15 - SUBSEQUENT EVENTS

         The Company is in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, there has been no commitment received by the Company for a purchase.

         The Company intends to reopen Chicago in the second or third quarter of 2000, once a restructuring of the Company's debt is finalized and new personnel have been properly trained.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 15 - SUBSEQUENT EVENTS (Continued)

         The Company is presently negotiating a restructuring of its short-term debt with two principle investors and the major stockholder. All parties connected to this debt (short-term and related party) have agreed not to move against the Company for non-payment of these loans in the year 2000.