Form 10QSB
period 2000-03-31
SOULFOOD CONCEPTS INC
filed 2000-05-17
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                               -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________

Commission File Number:   0-30301
                       ---------------------


                             Soulfood Concepts, Inc.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


       Delaware                                           13-3585743
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


                   630 Ninth Avenue, New York, New York 10036
                   ------------------------------------------
              (Address of principal executive offices and zip code)

                                 (212) 262-8333
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No [ ]

The number of shares outstanding of the issuer's only class of common stock, par value $.01 per share, as of May 8, 2000 was 3,998,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                        FOR PERIOD ENDING MARCH 31, 2000



                                                                            PAGE
PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2000 (unaudited)
         and December 31, 1999 .............................................. 3

         Consolidated Statements of Operations (unaudited) for the three
         Months ended March 31, 2000 and March 31, 1999 ..................... 5

         Consolidated Statement of Stockholders' Deficit .................... 6

         Consolidated Statements of Cash Flows  (unaudited) for the period ended March 31, 2000 andMarch 31, 1999 ...................... 7

         Notes to Consolidated Financial Statements ......................... 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................17

Part II  OTHER INFORMATION
-------  -----------------


Item 1   Legal Proceedings ..................................................19

Item 3   Defaults Upon Senior Securities ....................................19

Item 5   Other Information ..................................................19

Signatures

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       March 31,       December 31,
                                                                          2000            1999
                                                                      -----------      -----------
                                                                      (Unaudited)
       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $     82,041      $     9,216
    Accounts receivable                                                    11,562           56,894
    Inventory                                                              68,418           69,120
    Prepaid expenses and other current assets                              20,771           26,288
                                                                      -----------      -----------
       TOTAL CURRENT ASSETS                                               182,792          161,518


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,445,931 and $1,406,060, respectively                1,414,369        1,448,036
OTHER ASSETS                                                              104,374           90,874
                                                                      -----------      -----------
       TOTAL ASSETS                                                   $ 1,701,535      $ 1,700,428
                                                                      ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                          March 31,         December 31,
                                                             2000                1999
                                                         -----------        -----------
                                                         (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank overdraft                                      $          -       $     60,849
    Accounts payable & accrued expenses                    1,240,433          1,225,452
    Obligation under capital lease                            29,991             31,695
    Current portion of long-term debt                        615,000            615,000
                                                         -----------        -----------

       TOTAL CURRENT LIABILITIES                           1,885,424          1,932,996


DUE TO RELATED PARTY                                         878,383            878,383

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                   25,842             32,376

LONG-TERM DEBT                                                    --                 --
                                                         -----------        -----------
       TOTAL LIABILITIES                                   2,789,649          2,843,755
                                                         -----------        -----------


COMMITMENTS AND CONTINGENCIES                                      -                  -

MINORITY INTEREST                                             97,179             81,392
                                                         -----------        -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding
     3,998,177 shares                                         11,995             11,995

    Additional paid-in capital                               980,949            980,949

    Accumulated deficit                                   (2,178,237)        (2,217,663)
                                                         -----------        -----------

       TOTAL STOCKHOLDERS' DEFICIT                        (1,185,293)        (1,224,719)
                                                         -----------        -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                            $ 1,701,535        $ 1,700,428
                                                         ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    For The Three Months Ended
                                                               March 31,
                                                    --------------------------
                                                        2000            1999
                                                    ------------    -----------
SALES                                               $  1,624,699    $ 2,224,872

COST OF SALES                                            413,449        675,032
                                                    ------------    -----------
GROSS PROFIT                                           1,211,250      1,549,840

RESTAURANT OPERATING EXPENSES                            878,143      1,254,727
                                                    ------------    -----------

INCOME FROM OPERATING RESTAURANTS                        333,107        295,113

OTHER CORPORATE EXPENSES                                 185,885        207,666
                                                    ------------    -----------

INCOME FROM OPERATIONS                                   147,222         87,447

OTHER EXPENSES
    Interest Expense                                      46,179         32,144
    Depreciation & Amortization                           38,371         95,200
                                                    ------------    -----------
       Total other expenses                               84,550        127,344
                                                    ------------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND MINORITY INTEREST                       62,672        (39,897)

PROVISION FOR INCOME TAXES                                 7,459          4,220
                                                    ------------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                    55,213        (44,117)

(LOSS) ATTRIBUTED TO MINORITY INTEREST                   (15,787)        (5,397)
                                                    ------------    -----------

NET INCOME (LOSS)                                   $     39,426   $    (49,514)
                                                    ============   ============

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                               $        .01   $       (.01)
                                                    ============   ============




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                      Preferred Stock               Common Stock          Additional       Total
                                --------------------------   -------------------------     Paid-in      Accumulated    Stockholders'
                                   Shares         Amount        Shares       Amount        Capital        Deficit          Deficit
                                -----------    -----------   -----------   -----------   -----------    -----------    -----------
Balance - December 31, 1997         125,000    $       375     3,373,177   $    10,120   $   982,449    $(1,167,163)   $  (174,219)

Conversion of preferred stock      (125,000)          (375)      625,000         1,875        (1,500)          --             --

Distributions                          --             --            --            --            --          (16,394)       (16,394)

Net loss                               --             --            --            --            --          (80,572)       (80,572)
                                -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1998            --             --       3,998,177        11,995       980,949     (1,264,129)      (271,185)

Distributions                          --             --            --            --            --          (64,985)       (64,985)

Net loss                               --             --            --            --            --         (888,549)      (888,549)
                                -----------    -----------   -----------   -----------   -----------    -----------    -----------

Balance - December 31, 1999            --             --       3,998,177        11,995       980,949     (2,217,663)    (1,224,719)

Net income                             --             --            --            --            --           39,426         39,426


Balance - March 31, 2000               --             --       3,998,177   $    11,995   $   980,949    $(2,178,237)   $(1,185,293)
                                ===========    ===========   ===========   ===========   ===========    ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      For The Three Months
                                                              Ended
                                                            March 31,
                                                     ----------------------
                                                       2000         1999
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $  39,426    $ (49,514)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                    38,371       95,200
       Loss attributed to minority interest             15,787        5,397
       (Increase) Decrease in:
       Accounts receivable                              45,332       37,141
       Inventory                                           701       36,671
       Prepaid expenses and other current assets         5,518       (8,675)
       Other Assets                                    (13,500)        --
       (Decrease) Increase in:
       Bank overdraft                                  (60,849)       3,766
       Accounts payable & accrued expenses              14,980       36,130
                                                     ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               85,766      156,116
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (6,204)     (27,596)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Partner Distributions                                 --        (21,165)
    Repayment of debt                                     --       (100,000)
    Additional capital leases                             --         15,870
    Repayment of capital leases                         (6,737)     (11,434)
    Increase in due to related party                      --         12,353
                                                     ---------    ---------

NET CASH (USED) BY FINANCING ACTIVITIES                 (6,737)    (104,376)
                                                     ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS               72,825       24,144
CASH AND CASH EQUIVALENTS - January 1,                   9,216       32,321
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS - March 31,                $  82,041    $  56,465
                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                      $   4,806    $   1,953
                                                     =========    =========
       Taxes                                         $   7,459    $   4,220
                                                     =========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     a)  Nature of Operations

         The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, Los Angeles, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine. (See Note 10):

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

           7) Shark Catering Corp. ("Catering"), incorporated under the laws of New York on May 14, 1992 (owned 100% by the Company); currently inactive; and

           8) TWS Restaurant Corp. ("TWS"), incorporated under the laws of New York on May 1, 1995 (owned 100% by the Company); currently inactive.


All significant intercompany accounts and transactions have been eliminated in consolidation.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (cont'd)

     b)  Basis of presentation

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2000, the Company has a working capital deficit of $1,702,632 and an accumulated deficit of $2,178,237. Additionally, the Company has defaulted on certain notes; however, the note holder has agreed to not seek relief as the Company attempts to restructure the debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

o The Company is presently in negotiations with its majority shareholder whereby certain debt will be converted to equity, as well as certain debt being forgiven. Additionally, the Company is presently negotiating its current portion of long-term debt with two principal investors and a majority stock holder.

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

     c)  Earnings Per Share

         The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period.

NOTE 2 - INVENTORY

         Inventory consisted of the following at:

                                     March 31,     December 31,
                                       2000           1999
                                     ---------     ---------
         Food                        $  14,549     $  18,059
         Beverage                       53,869        51,061
                                     ---------     ---------
                                     $  68,418     $  69,120
                                     =========     =========

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and Equipment is summarized as follows:

                                                          Cost
                                                          ----

         March 31, 2000
         --------------

         Furniture, Fixtures & Equipment              $  2,115,080
         Leasehold Improvement                             745,220
                                                      ------------
                                                         2,860,300
         Accumulated Depreciation                        1,445,931
                                                      ------------
                                                      $  1,414,369
                                                      ============

         December 31, 1999
         -----------------

         Furniture, Fixtures & Equipment              $  2,108,876
         Leasehold Improvement                             745,220
                                                      ------------
                                                         2,854,096
         Accumulated Depreciation                       (1,406,060)
                                                      ------------
                                                      $  1,448,036
                                                      ============

         Depreciation and amortization expense of property and equipment for the three months ended March 31, 2000 and 1999 was $38,372 and $95,200, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 4 - RELATED PARTY TRANSACTION


         Due to related parties consists of the following:

                                                                                March 31,       December 31,
                                                                                  2000              1999
                                                                                --------          --------
         Advances from an officer of the Company,
         payable on demand.  It is intended that
         these advances will be repaid in more than
         one year.  Interest has been accrued on
         these advances at 10% per annum                                          $543,383         $543,383

         Advances from an officer of the Company
         These advances are convertible into preferred
         stock.  Interest has been accrued on these
         advances at 10% per annum                                                 335,000          335,000
                                                                                  --------         --------

                                                                                  $878,383         $878,383
                                                                                  ========         ========

NOTE 5 - CURRENT PORTION OF LONG-TERM DEBT

         Current portion of Long-term debt consists of the following:

                                                                                March 31,       December 31,
                                                                                  2000              1999
                                                                                --------          --------
         The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 10% per annum. The $100,000 note was due by December
         31, 1999 and the $250,000 note is due by September 1, 2000. The
         $100,000 note was not repaid. Interest is due semi-annually and
         any unpaid amounts have been accrued (see Notes 8 and 10)                $350,000         $350,000

         The Company received $265,000 from the Sale of three convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes were due
         January 26, 2000. The notes were not repaid. Interest is due semi-annually and any unpaid amounts have been accrued (see
         Notes 8 and 10)                                                           265,000          265,000
                                                                                  --------         --------
                                                                                  $615,000         $615,000
                                                                                  ========         ========


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         (a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                         Operating   Capital
                                                           Leases     Leases
                                                         ----------  --------
         2000                                            $  597,814  $ 31,782
         2001                                               601,118    23,016
         2002                                               594,271     7,029
         2003                                               512,055        --
         2004                                               512,055        --
         2005 and thereafter                              3,202,126        --
                                                         ----------  --------
         Total minimum lease payments                    $6,019,439    61,827
                                                         ==========
         Less: Amounts representing interest                           (5,994)
                                                                     --------
         Present value of future minimum lease payments                55,833
         Less:  Current maturities                                    (29,991)
                                                                     --------
         Total                                                       $ 25,842
                                                                     ========

         Rent expense under operating leases for the three months ended March 31, 2000 and 1999, was $143,558 and $108,602, respectively.

         (b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management is of the opinion that these claims and lawsuits will not have a material effect on the financial position of the Company. The Company believes these claims and lawsuits should not exceed $50,000, and accordingly, has established a reserve included in accounts payable and accrued expenses.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

         On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "10% Notes"). The 10% Notes bear interest at the rate of 10% per annum on the principal sum outstanding and matured on December 31, 1999 (maturity of $250,000 of the 10% note was extended to September 1, 2000). Interest is payable semi-annually on June 30 and December 31. The holders of the 10% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 10% Notes into Common Stock of the Company at a conversion price equal to the lesser of i) $3.00 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock.

         On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding and matured on January 26, 2000. Interest is payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lesser of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. The 8% Notes were not repaid (see Note 10).

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 8 - CONVERTIBLE NOTES PAYABLE (Continued)

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

NOTE 9 - SEGMENT INFORMATION

         During 2000 and 1999, the Company had six reportable restaurant segments and one management company;

               a)   SRC
               b)   LA (ceased operations - July 1999)
               c)   Chicago (ceased operations - July 1999)
               d)   Atlanta
               e)   Avenue A
               f)   7 West (management company)

         Soulfood Concepts, Inc. and Subsidiaries:

                                                                         FOR THE THREE
                                                                         MONTHS ENDED
                                                                           MARCH 31,
                                                                  -------------------------
                                                                     2000           1999
                                                                  -----------   -----------
                          Sales:
                          SRC                                     $   669,620   $   641,549
                          LA                                                0       367,019
                          Chicago                                           0       312,299
                          Atlanta                                     626,103       612,169
                          7 West                                            0             0
                          Avenue A                                    328,970       291,836
                                                                  -----------   -----------
                   Total sales                                    $ 1,624,699   $ 2,224,872
                                                                  ===========   ===========


                   Cost of sales:
                          SRC                                     $   170,438   $   170,082
                          LA                                                0       111,280
                          Chicago                                           0       113,988
                          Atlanta                                     156,262       197,359
                          7 West                                            0             0
                          Avenue A                                     86,748        82,323
                                                                  -----------   -----------
                   Total cost of sales                            $   413,449   $   675,032
                                                                  ===========   ===========

                   Gross profit:
                          SRC                                     $   499,182   $   471,467
                          LA                                                0       255,738
                          Chicago                                           0       198,311
                          Atlanta                                     469,841       414,811
                          7 West                                            0             0
                          Avenue A                                    242,227       209,513
                                                                  -----------   -----------
                   Gross profit                                   $ 1,221,250   $ 1,549,840
                                                                  ===========   ===========

                   Restaurant operating expenses:

                          SRC                                     $   332,901   $   300,314
                          LA                                           36,357       210,296
                          Chicago                                      37,823       237,236
                          Atlanta                                     285,157       323,112
                          7 West                                            0             0
                          Avenue A                                    185,907       183,769
                          Corporate                                         0             0
                                                                  -----------   -----------
                   Total restaurant operating expenses            $   878,143   $ 1,254,727
                                                                  ===========   ===========

                                                                         FOR THE THREE
                                                                         MONTHS ENDED
                                                                           MARCH 31,
                                                                  -------------------------
                                                                     2000           1999
                                                                  -----------   -----------
                   Other corporate expenses:
                          SRC                                     $      --      $      --
                          LA                                             --             --
                          Chicago                                        --             --
                          Atlanta                                        --             --
                          7 West                                         --             --
                          Avenue A                                       --             --
                          Corporate                                   185,885       207,666
                                                                  -----------   -----------
                   Total other corporate expenses                 $   185,885   $   207,666
                                                                  ===========   ===========


                   Income (loss) from operations:
                          SRC                                    $   166,281    $   171,153
                          LA                                         (36,357)        45,442
                          Chicago                                    (37,823)       (38,925)
                          Atlanta                                    184,684         91,699
                          7 West                                           0              0
                          Avenue A                                    56,321         25,744
                          Corporate                                 (185,885)      (207,666)
                                                                 -----------    -----------
                   (Loss) income from operations:                $   147,222    $    87,447
                                                                 ===========    ===========

                   Identifiable assets:
                          SRC                                    $   117,861    $   110,224
                          LA                                         487,626        544,670
                          Chicago                                    385,603        454,283
                          Atlanta                                    503,076        601,366
                          7 West                                          60             60
                          Avenue A                                   165,844        148,838
                          Corporate                                   41,465        108,838
                                                                 -----------    -----------
                   Total assets                                  $ 1,701,535    $ 1,968,279
                                                                 ===========    ===========

                   Depreciation and amortization expense:
                          SRC                                    $     4,879    $     4,507
                          LA                                               0         17,806
                          Chicago                                          0         32,321
                          Atlanta                                     26,771         31,722
                          7 West                                           -              -
                          Avenue A                                     6,428          5,518
                          Corporate                                      293          3,326
                                                                 -----------    -----------
                   Total depreciation and amortization expense   $    38,371    $    95,200
                                                                 ===========    ===========



NOTE 10. SUBSEQUENT EVENTS

         The Company is in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, there has been no commitment received by the Company for a purchase.

         The Company is presently negotiating a restructuring of its current portion of long-term debt with two principle investors and the major stockholder. All parties connected to this debt have agreed not to move against the Company for non-payment of these loans in the year 2000.

         The Company intends to reopen Chicago in the second or third quarter of 2000, once a restructuring of the Company's debt is finalized and new personnel have been properly trained.

                        ITEM 2. SOULFOOD CONCEPTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial position, and operating results, during the periods included in the accompanying consolidated financial statements.

GENERAL
-------

     Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar Restaurant . We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka restaurant.

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

     As of March 31, 2000 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in second quarter 2000 under the name The Shark Bar Restaurant, Chicago.

RESULTS OF OPERATIONS
---------------------

     The Company's revenue is generated from the sale of food and beverage in its units. Sales for the three months ended March 31, 2000 decreased by approximately 27% to $1,624,699 from sales of $2,224,872 during the three months ended March 31, 1999. This reduction in sales is due to the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar, in June and July of 1999 respectively. The Company intends to sell the Los Angeles unit and re-open the Chicago location in the second quarter 2000.

     There was a reduction in cost of goods sold ("COGS"), to $413,449 for the period ending March 31, 2000 from $675,032 for the same period in 1999 as a result of the loss of operations for the two units. COGS expense margin, however, was reduced 5% to 25% for the first quarter 2000 from 30% for the same period 1999. Unit EBITDA increased 12.9% for the period ended March 31, 2000 to $333,107 from $295,113 for the same period in 1999. Unit EBITDA, with the exclusion of costs for the closed units, increased 28% for the period ended March 31, 2000 to $407,286 from $295,113 primarily due to tighter operational controls and management of costs. Unit EBITDA margins for first quarter 2000 was 20% compared to 13% for first quarter 1999.

     Net income for period ended March 31, 2000 was $39,426 or 2.4% of revenue compared with a net loss of $49,514 or (2.2%) for period ended March 31, 1999.

     With the exclusion of costs for the closed units, net income for the period ended March 31, 2000 was $117,770 or 7.2% of sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash at March 31, 2000 was $82,041 which increased from $9,216 at December 31, 1999 due to unit and G&A cost reductions and an increase in net profit margins providing additional cash flow. Total assets were $1,701,535 for period ended March 31, 2000 remaining virtually unchanged from period ending December 31, 1999 at $1,700428. Total liabilities decreased $54,106 to $2,789,649 from $2,843,755.

The effect of inflation has not been a factor upon either the operations or the financial condition of the company. The Company's business is not seasonal in nature.

FORWARD-LOOKING INFORMATION

 Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in this Item 2, Management's Discussion and Analysis of financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-QSB

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceeding. However, on January 20, 2000 Kevin Starkes commenced an action against the Company in the United States District Court for the Southern District of New York, Kevin Starkes v. Soulfood Concepts, Inc., 00 Civ. 0427. In the action, Mr. Starkes alleges, among other things that the company discriminated against him on the basis of his race (African-American) in violation of 42 U.S.C. (Section)1981, the New York State Human Rights Law and the New York City Human Rights Law by terminating his employment in January 1998 and by failing and refusing to deliver certificates to him for 50,000 shares of stock which he claims were promised to him. The Company served and filed an answer in this matter on March 1, 2000. The Company intends to vigorously defend against this action.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not repay approximately $365,000 to holders of convertible secured notes in the aggregate principal amount of $365,000 issued by the Company, which are now due. The Company is presently negotiating a restructuring of this debt with its investors. All parties connected to this debt have agreed not to move against the Company for non-payment of these loans in the year 2000.

ITEM 5. OTHER INFORMATION

On April 12, 2000, the Company registered its common stock pursuant to Section 12 (g) of the Securities Exchange Act of 1934 pursuant to a Form 8-A.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOULFOOD CONCEPTS, INC.


Date: May 10, 2000                          By: /s/ Mark Campbell
      ---------------                           -------------------------------
                                                Mark Campbell
                                                Chief Executive Officer,
                                                President and Director
                                                (principal accounting officer)