Form 10KSB/A
period 1999-12-31
SOULFOOD CONCEPTS INC
filed 2000-08-15
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                -----------------


                                 FORM 10-KSB/A-1


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

YES __    NO  _X_

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

                      Documents incorporated by reference

                                     NONE

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar(R)Restaurant . We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka(R)restaurant . The flagship Shark Bar restaurant and Mekka are located in Manhattan, New York; the others are located in Chicago, Illinois, Atlanta, Georgia and Los Angeles, California.

     The original Shark Bar restaurant, which was opened in New York City in 1990, is a full service 95-seat restaurant. In March 1997, we opened a three-floor 9,000 square foot Shark Bar(R)restaurant in Chicago. In September 1997, we opened a third Shark Bar(R)restaurant in Los Angeles in a 6,500 square foot facility. In March 1998, we opened a fourth Shark Bar restaurant in a 10,000 square foot location in Atlanta.

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


     Use of EBITDA. This discussion includes, among other factors, an analysis of operating income before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the business of significant amounts of amortization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the business, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.


     We intend to implement a reorganization plan with an aim to bolster our balance sheet, reduce corporate level G&A expenses, improve overall unit EBITDA margins, and build share-holder value. The changes encompass corporate as well as store level revisions. In connection with our reorganization plan, several completed and ongoing initiatives are as follows:


     1. Completed initiatives:

     a)   The closure of the Chicago and Los Angeles units.

     b)   A change in senior executive management and the Board of Directors:
          Mr. Brian Hinchcliffe resigned and Mr. Mark Campbell was elected to the office to President and CEO; Ed Rodriguez became the CFO, Lisa Cash was promoted to Vice President of Operations, Rebecca Johnson was hired as Vice President of Marketing and Communications; Marlly Tobon was moved to the position of Accounts Payable Manager; Mark Campbell was elected to the Board of Directors.

     c)   Reduction in G&A expenses by 15% thus far.

     Ongoing Initiatives:

     a) A plan to sell the Los Angeles (currently in negotiations with prospective buyer).

     b) The Chicago unit has not yet re-opened. We must complete leasehold improvements and hire a staff. The approximate costs to reopen the restaurant are estimated to be $150,000. Reopening is anticipated in the third or forth quarter of 2000).

    c) Pay down of $200,000 of debt is subject to the completion of an equity financing, which financing is not yet complete. [There can be no assurance that we will successfully complete such financing.]

    d)   Continuing reduction of G&A expenses.

    e) The conversion of $500,000 of debt to Soulfood Concepts, Inc. common stock

    f)   The cancellation of $300,000 of related party debt.

    g) The redemption of 900,000 issued and outstanding shares from a majority shareholder.

2. We intend to reduce G&A expenses through the elimination of salary expense, and commensurate benefits, including, health insurance, realized in conjunction with the change in our management, and other operating expenses that have been eliminated or streamlined through better operating efficiency.


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

     We experienced a significant promotional boost during the Super Bowl in Atlanta, when our Atlanta unit was featured on local radio and television stations as the "place to be seen" for festivities. Our Atlanta store had revenues in excess of $120,000 during Super Bowl week, the most any single unit has done in one week.

CORPORATE STRATEGY

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

     In the summer of 1997, we acquired for $375,000, the lease and equipment of the 6,500 square foot 826 N. La Cienega Boulevard premises, formerly the "La Mer Restaurant" (the "Los Angeles Acquisition"). This acquisition was financed through the proceeds of a convertible debenture and a small bridge loan from Mr. Hinchcliffe for $105,000. The Shark Bar(R)Restaurant Los Angeles has a main dining room with 110 seats, a lounge area which can accommodate 30 persons and a 600 square foot garden and patio area. We closed this unit in June of 1999 and are currently in negotiations to sell the lease.

     In the first quarter of 1998, we acquired a lease, together with furniture and fixtures thereon, of a 10,000 square foot, two level restaurant located in mid-town Atlanta for a purchase price of $250,000. We opened these premises into the fourth Shark Bar(R)Restaurant during the first quarter of 1998.

     We still believe that significant opportunities to expand company-owned restaurants exists, and will implement an accelerated expansion strategy. We intend to seek to develop new restaurants in geographic areas and primary metropolitan markets that are readily receptive to our concept and which will enable us to increase name recognition and realize improved efficiencies in marketing, management, and purchases. In fiscal 2000 we plan to reopen Shark Bar restaurant Chicago with an extensive " turnaround" plan that involves a focus on operations and management training, and in fiscal 2001 we intend to open two additional restaurants.


     The approximate costs for the Chicago unit's reopening are $150,000. Additional expansion efforts will not begin until the third or fourth quarter 2001. Typically, the cost to open a unit is approximately $400,000 to $600,000. The foregoing represents the Company's reasonable estimate of the funds required for these openings. This estimate is based on certain assumptions, including, that interior improvements and equipment installation can be completed at projected costs. Future events, including the problems, delays, expenses and complications frequently encountered by companies as well as changes in economic, regulatory or competitive conditions or changes in the Company's planned business and the success or lack thereof may make shifts in the allocation of funds necessary or desirable. There can be no assurance that the Company's estimates will prove to be accurate, that unforeseen expenses will not occur, or that the Company will successfully realize its objectives.


     We intend to expand our business through the development and "branding" of our full service restaurants, namely The Shark Bar Restaurant(R) and Mekka Restaurant(R). We believe that our overall business objectives will be better met through the expansion of full service units in the larger urban markets within the United States. These large markets can accommodate 125 seat plus establishments, which in turn will help build our cash flow and establish the name brands of our restaurants in the important US markets.

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


     During the period from January 1997 through December 1999, in order to help finance our acquisitions, among other things, Mr. Brian Hinchcliffe, our Chief Executive Officer at the time, loaned us funds, which aggregate approximately $543,000 as of December 31, 1999. The loans bear interest at the rate of 105 per annum.

     In addition, during the period through December 1999, in order to finance our acquisitions, among other things, Mr. Hinchcliffe loaned us funds, which aggregate approximately $335,000 as of December 31, 1999, which loans are convertible into preferred stock and bear interest at the rate of 10% per annum.


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

TRADEMARK

     We filed a Trademark application with the United States Patent and Trademark Office for The Shark Bar(R)on September 25, 1996 and for Mekka(R)on or about October 16, 1996. We have been granted trademarks for both The Shark Bar(R)and Mekka(R).

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

ITEM 2.             DESCRIPTION OF PROPERTY

         The following tables sets forth certain information with respect to our facilities currently in operation (unless otherwise noted):

Name and Location          Date Opened      Restaurant Size      Seating Capacity    Lease Expiration
-----------------          -----------      ---------------      ----------------    ----------------
The Shark Bar...........       11/90         2,500 sq. ft              90                 2009
New York, N.Y.

Mekka....................      12/94         1,500 sq. ft.             65                 2002
New York, N.Y.

The Shark Bar...........        3/97         9,000 sq. ft             200                 2003(1)
Chicago, Illinois

The Shark Bar...........        9/97         6,500 sq. ft             130                 2010(2)
Los Angeles, California

The Shark Bar...........        3/98         10,000 sq. ft            255                 2007
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

     As of December 31, 1999, we operated three full service restaurants in locations in New York City, and Atlanta. The Company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. We have traditionally funded our growth through sales of equity, convertible notes and debt financing


     The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept, during the third or fourth quarter of 2000 under the name The Shark Bar(R) Restaurant, Chicago. The flagship Shark Bar(R) and Mekka(R) Restaurants are located in Manhattan, New York. The third operating unit, a Shark Bar Restaurant, is located in Atlanta, Georgia.


RESULTS OF OPERATIONS

Year Ended December 31, 1999

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

Profile of Unit Sales

     During 1998, the Company opened one additional restaurant, investing $581,610 in The Shark Bar Atlanta. The Company seeks to build restaurants where, after a unit is established, it's annual sales will be greater than two-three times unit investment.

     A review of the 1999 sales and a comparison to the previous year is shown below

                                            1997              1998              1999           Year  Opened
                                            ----              ----              ----          --------------
The Shark Bar Restaurant NY              $2,723,191       $2,681,064         $2,586,266          Nov. 1990
Mekka Restaurant                         $1,131,064       $1,181,570         $1,241,174          Nov. 1994
The Shark Bar Restaurant Chicago         $1,677,683       $2,110,756         $  754,985         April 1997
The Shark Bar Restaurant LA              $  605,377       $1,723,305         $  666,516         Sept. 1997
The Shark Bar Restaurant Atlanta                 --       $1,992,512         $2,216,290         March 1998

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

     Cash and Cash Equivalents as of December 31, 1999 decreased by $23,105 to $9,216 from $32,321 as of December 31, 1998. Overall, Total Current Assets decreased by $71,955 as of

December 31, 1999 to $161,518 from $233,473 as of December 31, 1998. The decrease in cash and all other assets was caused by the closing of two units during 1999. Cash and Cash Equivalents as of December 31, 1998 decreased by $17,148 to $32,321 from $49,469 as of December 31, 1997. Overall, Total Current Assets decreased by $86,922 as of December 31, 1998 to $233,473 from $320,395 as of December 31, 1997. The decrease in cash and increase in all other assets was caused by the expansion of one new restaurant during 1998

     The Company's current liabilities increased $972,731 as of December 31, 1999 to $1,932,996 from $960,265 as of December 31, 1998. This increase was due primarily to the increase of accrued expenses and the maturity of certain long term Notes. To finance the expansion and cash flow needs due to the corporate growth, current liabilities increased by $187,999 as of December 31, 1998 to $960,265 from $772,266 as of December 31, 1997.


     Accounts payable expenses are primarily due to the closing of the Chicago and the Los Angeles units. Arrangements have been made with vendors to settle outstanding amounts or, in the case of Chicago, to wait until the reopening of the store to work out terms and payment. In all cases, there has been no action taken against the company and there have been no adverse effects on operations.

     Accrued expenses include payroll, sales, other taxes with penalties and interest, professional fees and other operating expenses. A settlement for all tax liabilities is being negotiated with each taxing authority relative to the claim. All outstanding payable are being negotiated and/or paid down from operating funds.

     For the year ended December 31, 1999, net cash provided by operating activities decreased to $164,832 from $283,921 for the year ended December 31, 1998. This decrease was primarily due to an increase in net loss of $888,549 for the year ended December 1999 compared to a loss of $80,572 for the same period in 1998. There was a significant decrease in cash used in investing activities as of December 1999, $56,065 from $737,573 for period ended December 31, 1998 because there were no new restaurant openings in 1999 and the company did not incur the costs associated with such openings. Financing activities changed from 1998 to 1999 as net cash used in 1999 was $131,872 primarily due to the repayment of $100,000 of long-term debt. In 1998, net cash was provided from borrowings of $265,000 for use in restaurant expansion and equipment purchases.


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

     The information required under this item is set forth on pages F1 through F25 of this Annual Report on Form 10-KSB.

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


     MARK CAMPBELL, 39, was appointed President, CEO and Director on November
3, 1999. As the current CEO and President of SoulFood Concepts, Inc., Mark Campbell oversees operations of the Shark Bar and Mekka restaurants, a national chain in five locations across the United States. From November 1996 through February 1999, Mr. Campbell served as managing general partner of the Soul
Cafe, a 125 seat upscale casual dining restaurant in midtown Manhattan with partners actor Malik Yoba, and restaurateur Michael Vann. During June 1998 through February 1999, Mr. Campbell also served as the Vice President of Operations of the Soul Cafe. From 1989 through 1998, Mr. Campbell had an eight-year career as a Wall Street investment banker. His forte while working on Wall Street was private and public venture capital projects in the equities markets, primarily with start-up and small to mid-sized companies in the high technology and entertainment industries. In 1995, Campbell utilized his valuable banking experience from Wall Street, and successfully formed Kova Capital, LLC., a venture capital concern that provided strategic advisory services to entrepreneurs, and financed properties in the entertainment industry.


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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT


     The following table sets forth certain information, as of December 31, 1999, regarding the beneficial ownership of our common stock, which is our only class of outstanding voting securities, by each shareholder who owns more than 5% of outstanding shares, by each director and nominee for election as director, by each of our named executive officers and by all of our directors and executive officers as a group. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners . Since the table reflects beneficial ownership determined pursuant to the applicable rules of the Securities and Exchange Commission, the information is not necessarily indicative of beneficial ownership for any other purpose.


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


              ----------------------------------------------------

All Executive Officers and
Directors as a group
(4 persons)                     2,190,732                        55%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares shown as beneficially owned. Shares of common stock subject to options currently exercisable or
                                      18
     exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but such shares are not deemed outstanding for computing the percentage ownership of any other person.

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


     In addition, during the period from January 1997 through December 1999, in order to finance our acquisitions, among other things, Mr. Hinchcliffe loaned us funds, which aggregate approximately $543,000 as of December 31, 1999. The loans bear interest at the rate of 10% per annum.

     In addition, during the period through December 1999, in order to finance our acquisitions, among other things, Mr. Hinchcliffe loaned us funds, which aggregate approximately $335,000 as of December 31, 1999, which loans are convertible into preferred stock and bear interest at the rate of 10% per annum.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

THE FOLLOWING DOCUMENTS HERETOFORE FILED BY US OR BEING FILED HEREWITH WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC") ARE HEREBY INCORPORATED BY
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
                   Convertible Preferred Stock

10.1 (1)           Escrow Agreement between the Company and New Jersey National
                   Bank

10.2 (2)           Warrant Agreement between the Company and Interest Transfer
                   Co., Inc.

10.3 (3)           Lease Agreement relating to the New York Shark Bar Restaurant

10.4 (3)           Sublease Agreement for Mekka

10.5 (5) Warrant Agreement by and among Soulfood Concepts, Inc. and Commonwealth Associates

10.6 (5) Note Purchase Agreement, dated May 21, 1997, by and among Soulfood Concepts, Inc., Aton Ventures Fund, Ltd. and Aton Balanced Fund Ltd.

10.7 (5) Agreement, dated May 20, 1999 by and among Soulfood Concepts, Inc., Aton Ventures Fund, Ltd. and Aton Balanced Fund Ltd.

10.8 (5) $250,000.00 10% Convertible Secured Note, dated May 20, 1999, by and among Soulfood Concepts, Inc. and Roycan & Co.

10.9 (5) $100,000.00 10% Convertible Secured Note, dated May 20, 1999, by and among Soulfood Concepts, Inc. and Roycan & Co.

10.10 (5)          Form of Warrant Agreement, dated May 20, 1999, issued by
                   Soulfood Concepts, Inc.

10.11 (5)          Stock Purchase Agreement, dated June 6, 1997, by and among
                   Soulfood Concepts, Inc. and Clarion Finanz AG

10.12 (5)          Warrant Agreement, dated June 6, 1997, by among Soulfood
                   Concepts, Inc. and Clarion Finanz AG

10.13 (5)          Note Purchase Agreement, dated January 26, 1998, by and among
                   Soulfood Concepts, Inc. and the purchaser parties thereto

10.14 (5)          Form of 8% Convertible Secured Note, dated January 26, 1998

10.15 (5)          Form of Warrant Agreement, dated January 26, 1998, issued by
                   Soulfood Concepts, Inc.

21 (5)             Subsidiaries of the Registrant

27 (5)             Financial Data Schedule



--------------------------
(1) Incorporated by reference from registrants registration statements on Form S-18, File No. 22-382321- N.Y

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

(3) Incorporated by reference to the Company's Quarterly Report on Form for the quarter ended September 30, 1994.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(5)  Filed herewith.

     (b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-k during the fourth quarter ended December 31, 1999.

                                  Signatures


In accordance with section 13 or 15(d) of the Exchange act, the registrant caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.

                            Soulfood Concepts Inc.


Date:  August 14, 2000      By: /s/ Mark Campbell
                               ---------------------------------------------
                                 Mark Campbell, Chief Executive Officer
                                     and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                                 Date
-------------------                                                 ----


/s/ Mark Campbell                                             August 14, 2000
--------------------------------
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer

/s/ Brian A. Hinchcliffe                                      August 14, 2000
--------------------------------
Brian A. Hinchcliffe, Director

/s/ Michael D. Vann                                           August 14, 2000
--------------------------------
Michael D. Vann, Director

                                                              August __, 2000
--------------------------------
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                                      INDEX

                                                                        PAGE
                                                                        ----

Independent auditors' report                                              F1


Consolidated balance sheets                                             F2 - F3


Consolidated statements of operations                                   F4 - F5


Consolidated statement of stockholders' equity (deficit)                  F6


Consolidated statements of cash flows                                   F7 - F8


Notes to consolidated financial statements                              F9 - F25

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


                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants
New York, New York
March 28, 2000


                                     - F1 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                ---------------------------
                                                                    1999            1998
                                                                -----------     -----------
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $     9,216     $    32,321
   Accounts receivable                                               56,894          49,804
   Inventory                                                         69,120         120,775
   Prepaid expenses and other current assets                         26,288          30,573
                                                                -----------     -----------

      TOTAL CURRENT ASSETS                                          161,518         233,473


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,406,060 and $1,070,857 respectively           1,448,036       1,727,176


SECURITY DEPOSITS                                                    90,874          90,874
                                                                -----------     -----------
      TOTAL ASSETS                                              $ 1,700,428     $ 2,051,523
                                                                ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                      - F2 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,
                                                      ---------------------------------
                                                         1999                   1998
                                                      -----------           -----------
         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Bank overdraft                                     $    60,849           $   137,825
   Accounts payable                                       404,339               194,087
   Accrued Expenses                                       821,113               397,595
   Obligation under capital lease                          31,695                28,932
   Current portion of long-term debt                      615,000               201,826
                                                      -----------           -----------

      TOTAL CURRENT LIABILITIES                         1,932,996               960,265

DUE TO RELATED PARTY                                      878,383               747,116

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                32,376                54,492

LONG-TERM DEBT                                                  -               515,000
                                                      -----------           -----------

      TOTAL LIABILITIES                                 2,843,755             2,276,873
                                                      -----------           -----------

COMMITMENTS AND CONTINGENCIES                                   -                     -

MINORITY INTEREST                                          81,392                45,835
                                                      -----------           -----------

STOCKHOLDERS' DEFICIT
   Common stock, par value $.003; authorized
    14,500,000 shares; issued and outstanding
    3,998,177 shares                                       11,995                11,995

   Additional paid-in capital                             980,949               980,949

   Accumulated deficit                                 (2,217,663)           (1,264,129)
                                                      -----------           -----------

      TOTAL STOCKHOLDERS' DEFICIT                      (1,224,719)             (271,185)
                                                      -----------           -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                        $ 1,700,428           $ 2,051,523
                                                      ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                      - F3 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For The Year Ended
                                                                  December 31,
                                                       ---------------------------------
                                                           1999                  1998
                                                       -----------           -----------
SALES                                                  $ 7,465,231           $ 9,689,207

RESTAURANT OPERATING COSTS                               8,153,096             9,553,042
                                                       -----------           -----------

(LOSS) INCOME FROM OPERATIONS                             (687,865)              136,165
                                                       -----------           -----------

OTHER EXPENSES
   Interest expense                                        165,127               161,371
                                                       -----------           -----------

LOSS BEFORE INCOME TAXES, CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES AND
  MINORITY INTEREST                                       (852,992)              (25,206)

PROVISION FOR INCOME TAXES                                       -                     -
                                                       -----------           -----------

LOSS BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGES AND MINORITY INTEREST                  (852,992)              (25,206)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                              (35,557)              (27,168)
                                                       -----------           -----------

NET LOSS BEFORE ACCOUNTING CHANGE                         (888,549)              (52,374)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
 Net of income taxes of $0                                       -               (28,198)
                                                       -----------           -----------

NET LOSS                                               $  (888,549)          $   (80,572)
                                                       ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                      - F4 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For The Year Ended
                                                                    December 31,
                                                                 -------------------
                                                                  1999         1998
                                                                 ------       ------
LOSS PER COMMON SHARE
    BASIC AND DILUTED:
       Loss before cumulative effect of accounting change        $(0.22)      $(0.01)
       Cumulative effect of accounting change                         -        (0.01)
                                                                 ------       ------

       Net loss                                                  $(0.22)      $(0.02)
                                                                 ======       ======

The accompanying notes are an integral part of the consolidated financial statements.

                                      - F5 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                    Preferred Stock             Common Stock        Additional                        Total
                                  --------------------      --------------------      Paid-in       Accumulated     Stockholders'
                                  Shares        Amount      Shares        Amount     Capital         Deficit          Deficit
                                  ------        ------      ------        ------     -------         -------          -------
Balance - December 31, 1997       125,000     $     375    3,373,177     $ 10,120    $  982,449    $(1,167,163)     $  (174,219)

Conversion of preferred stock    (125,000)         (375)     625,000        1,875        (1,500)             -                -

Partner Distributions                                 -            -            -             -        (16,394)         (16,394)

Net loss                                -             -            -            -             -        (80,572)         (80,572)
                                  -------     ---------    ---------     --------    ----------    -----------      -----------

Balance - December 31, 1998             -             -    3,998,177       11,995       980,949     (1,264,129)        (271,185)

Partner Distributions                                 -            -            -             -        (64,985)         (64,985)

Net loss                                -             -            -            -             -       (888,549)        (888,549)
                                  -------     ---------    ---------     --------    ----------    -----------      -----------

Balance - December 31, 1999             -     $       -    3,998,177     $ 11,995    $  980,949    $(2,217,663)     $(1,224,719)
                                  =======     =========    =========     ========    ==========    ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                      - F6 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For The Year Ended
                                                               December 31,
                                                     --------------------------------
                                                        1999                  1998
                                                     ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $ (888,549)           $  (80,572)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activitie
      Depreciation and amortization                     288,039               320,685
      Cumulative effect of accounting change                  -                28,198
      Loss attributed to minority interest               35,557                27,168
      Loss on abandonment of equipment                   47,165                     -
      (Increase) Decrease in:
      Accounts receivable                                (7,090)               19,583
      Inventory                                          51,655               (53,626)
      Prepaid expenses and other current assets           4,285               103,817
      Other assets                                            -               (15,692)
      (Decrease) Increase in:
      Accounts payable & accrued expenses               633,770               (65,640)
                                                     ----------            ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               164,832               283,921
                                                     ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                  (117,929)             (737,578)
   Disposition of fixed assets                           61,864                     -
                                                     ----------            ----------
NET CASH USED BY INVESTING ACTIVITIES                   (56,065)             (737,573)
                                                     ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                       (76,976)               49,185
   Additional borrowing                                       -               265,000
   Repayment of debt                                   (101,826)              (10,039)
   Additional capital leases                                  -                42,151
   Repayment of capital leases                          (19,353)              (25,148)
   Increase in due to related party                     131,267               131,749
   Partner distributions                                (64,985)              (16,394)
                                                     ----------            ----------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES       (131,872)              436,504
                                                     ----------            ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (23,105)              (17,148)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            32,321                49,469
                                                     ----------            ----------

CASH AND CASH EQUIVALENTS - END OF YEAR              $    9,216            $   32,321
                                                     ==========            ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                      - F7 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Year Ended
                                                             December 31,
                                                        ----------------------
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

                                      - F8 -

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

                                      - F9 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

    b)   Basis of presentation
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 1999, the Company has a working capital deficit of $1,771,478 and an accumulated deficit of $2,217,663. Additionally, the Company has defaulted on certain notes; however, the note holders have agreed to not seek relief as the Company attempts to restructure the debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

         o The Company is presently in negotiations with its majority shareholder whereby certain debt will be converted to equity, as well as certain debt being forgiven. Additionally, the Company is negotiating debt restructuring with two other investors.

         o The Company is pursuing an equity financing via a private placement; if successful, the proceeds of the financing will be used, in part, to pay down certain current obligations.

         o The Company has and is pursuing aggressive cost cutting of general and administrative expenses with a goal of an overall 30% reduction.


         Management believes that the aforementioned plan to revise the Company's operations along with the additional funds raised through the equity financing raised by the private placement will be sufficient to support its operations during the twelve month period following December 31, 1999, and will provide the opportunity to continue as a going concern.


                                     - F10 -

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


                                     - F11 -

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

                                     - F12 -

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

         The shares used in the computation were as follows:

                                                            December 31,
                                                     --------------------------
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

                                     - F13 -

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

NOTE 2 - INVENTORY

         Inventory consisted of the following:

                                                 December 31,
                                            --------------------
                                              1999        1998
                                            --------    --------
         Food                               $ 18,059    $ 31,862
         Beverage                             51,061      88,913
                                            --------    --------
                                            $ 69,120    $120,775
                                            ========    ========

                                     - F14 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                                  December 31,
                                                                          -----------------------------
                                                                             1999               1998
                                                                          -----------       -----------
         Furniture, Fixtures and Equipment                                $ 2,108,876       $ 2,052,813
         Leasehold Improvement                                                745,220           745,220
                                                                          -----------       -----------
                                                                            2,854,096         2,798,033
         Less: Accumulated Depreciation                                    (1,406,060)       (1,070,857)
                                                                          -----------       -----------
         Property and equipment, net                                      $ 1,448,036       $ 1,727,176
                                                                          ===========       ===========

         Depreciation expense for the years ending December 31, 1999 and 1998 was $288,039 and $320,685, respectively.

         Cost of assets acquired pursuant to capital leases included above are as follows:

                                                                                  December 31,
                                                                          -----------------------------
                                                                             1999               1998
                                                                          -----------       -----------
         Furniture, Fixtures and Equipment                                $    42,151       $    42,151
                                                                          ===========       ===========


NOTE 4 - ACCRUED EXPENSES

         The Company had the following accrued expenses:

                                                                                  December 31,
                                                                          -----------------------------
                                                                             1999               1998
                                                                          -----------       -----------
         Payroll and Sales Taxes                                          $   323,839       $    80,265
         Professional Fees                                                    200,076           116,911
         Other Operating Expenses                                             197,353           188,512
         Interest                                                              68,980            11,907
         Penalties                                                             30,865                 -
                                                                          -----------       -----------
                                                                          $   821,113       $   397,595
                                                                          ===========       ===========

                                     - F15 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 5 - RELATED PARTY TRANSACTION



                  Due to related parties consists of the following:
                  (See Note 16)                                                             December 31,
                                                                                    ----------------------------
                                                                                      1999               1998
                                                                                    ----------        ----------
                  Advances from a major shareholder and officer
                  of the Company, payable on demand.  It is
                  intended that these advances will be repaid in
                  more than one year.  Interest has been accrued
                  on these advances at 10% per annum.                               $  543,383        $  405,463

                  Advances from a major shareholder and officer
                   of the Company. These advances are convertible
                   into preferred stock.  Interest has been accrued
                  on these advances at 10% per annum.                                  335,000           335,000

                  Partner loans to Avenue A Restaurant
                   Associates, L.P.  Interest is being accrued
                   at 10% per annum to the limited partners.                                 -             6,653
                                                                                    ----------        ----------
                                                                                    $  878,383        $  747,116
                                                                                    ==========        ==========



NOTE 6 - LONG-TERM DEBT


                  Long-term debt consists of the following:
                                                                                             December 31,
                                                                                    ----------------------------
                                                                                       1999              1998
                                                                                    ----------        ----------
                  Working capital loan from Citibank, bearing interest at 11.5%
                   per annum on the outstanding balance, payable in monthly
                   installments of $913 principal only with interest accrued, maturing in
                   January 1999.                                                    $        -        $    1,826

                  The Company received $100,000, pursuant to a note, from an outside investor on February 4, 1997, with interest payable at 10% per annum. The note was due, and paid, February 4,
                   1999. Interest was due semi-annually and any unpaid amounts were
                   accrued.                                                                  -           100,000

                  The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes are due $100,000 by
                   December 31, 1999 and $250,000 by September 1, 2000. The
                   $100,000 note was not repaid. Interest is due semi-annually and any unpaid amounts have been accrued
                   (See Notes 11, 12 and 16).                                          350,000           350,000

                                     - F16 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 6 - LONG-TERM DEBT (Continued)



                  Long-term debt consists of the following:
                                                                                           December 31,
                                                                                    ---------------------------
                                                                                      1999              1998
                                                                                    --------          ---------
                  The Company received $265,000 from the sale of three
                   convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes are due January 26, 2000. The notes were not repaid.
                   Interest is due semi-annually and any unpaid amounts have
                   been accrued (see Notes 11, 12 and 16).                            265,000           265,000
                                                                                    ---------         ---------


                  Total                                                               615,000           716,826

                  Less:  Current Portion                                             (615,000)         (201,826)
                                                                                    ---------         ---------

                  Long-Term Debt                                                    $      -          $ 515,000
                                                                                    =========         =========



NOTE 7 - INCOME TAXES


         The components of the provision (benefit) for income taxes is as follows:

                                                                                             December 31,
                                                                                    ----------------------------
                                                                                      1999               1998
                                                                                    ---------          ---------
                  Current tax expense
                    U.S. federal                                                    $       -          $       -
                    State and local                                                         -                  -
                                                                                    ---------          ---------
                  Total current                                                             -                  -

                  Tax benefit of net operating loss carry-forwards                          -                  -
                                                                                    ---------          ---------
                  Provision for income taxes                                                -                  -
                                                                                    ---------          ---------

                  Deferred tax expense
                    U.S. federal                                                            -                  -
                    State and local                                                         -                  -
                                                                                    ---------          ---------
                  Total deferred                                                            -                  -
                                                                                    ---------          ---------

                  Total provision from continuing operations                       $        -          $       -
                                                                                   ==========          =========

                                     - F17 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7 - INCOME TAXES (Continued)


         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

         Federal income tax rate                            (34.0)%     (34.0)%
         Deferred tax charge (credit)                           -           -
         Effect on valuation allowance                       34.0%       34.0%
         State income tax, net of federal benefit               -           -
                                                            -----        ----
         Effective income tax rate                            0.0%        0.0%
                                                            =====        ====

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

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 are as follows:

         Deferred tax assets
         Loss carryforwards                                         $   425,000
         Less:  Valuation allowance                                    (425,000)
                                                                    -----------
         Net deferred tax assets                                    $         -
                                                                    ===========

         Net operating loss carryforwards expire starting in 2008 through 2014. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 8 - COMMITMENTS AND CONTINGENCIES


    a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                                          Operating           Capital
                                                                           Leases              Leases
                                                                          ----------         ----------
         2000                                                             $  348,262         $   40,020
         2001                                                                351,566             23,016
         2002                                                                357,903              7,029
         2003                                                                302,055                  -
         2004 and thereafter                                               2,896,604                  -
                                                                         -----------         ----------
         Total minimum lease payments                                     $4,256,390             70,065
                                                                         ===========
         Less: Amounts representing interest                                                     (5,994)
                                                                                             ----------
         Present value of future minimum lease payments                                          64,071
         Less:  Current maturities                                                              (31,695)
                                                                                             ----------
         Total                                                                               $   32,376
                                                                                             ==========

         Rent expense under operating leases for the years ended December 31, 1999 and 1998 was $538,049 and $511,848, respectively.

                                     - F18 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)


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


NOTE 10 - STOCKHOLDERS' EQUITY

         Preferred stock
         On December 30, 1996, the Board of Directors of the Company approved the issuance of 125,000 shares of series A cumulative convertible preferred stock, $.003 par value, non-voting preferred stock in exchange for a reduction in the amount owed to a major stockholder of $125,000. Beginning January 1, 1997, the holder of the preferred stock may convert each share of Preferred Stock into five shares of common stock. On September 30, 1998, that stockholder converted all of his preferred stock into 625,000 shares of common stock.

NOTE 11 - CONVERTIBLE NOTES PAYABLE


         On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "10% Notes"). The 10% Notes bear interest at the rate of 10% per annum on the principal sum outstanding and mature on May 21, 1999 (maturity of $250,000 of the 10% note was extended to September 1, 2000). Interest is payable semi-annually on June 30 and December 31. The holders of the 10% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 10% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $3.00 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock (see Note 16).

         On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding and mature on January 26, 2000. Interest is payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. The 8% Note was not repaid (see Note
         16).

                                     - F19 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 11 - CONVERTIBLE NOTES PAYABLE (Continued)


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

         On February 4, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant is exercisable on or before February 4, 2000 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrant was not exercised.

         On June 6, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant is exercisable on or before June 6, 2000 an exercise price of $1.00 per share (subject to customary anti-dilution adjustments).

         On May 21, 1997, in connection with the sale of $350,000 of 10% Convertible Secured Notes described in Note 6, the Company issued warrants to purchase up to 35,000 shares of Common Stock. The warrants are exercisable on or before May 21, 2000 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments).

         On January 28, 1998, in connection with the sale of $265,000 of 8% Convertible Secured Notes described in Note 6, the Company issued warrants to purchase up to 26,500 shares of Common Stock. The warrants are exercisable on or before January 26, 2000 at an exercise price of $2.20 per share (subject to customary anti-dilution adjustments). The warrant was not exercised. Fair value attributable to the warrants using the Black Scholes option pricing model was deemed material.

                                     - F20 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 12 - WARRANTS (Continued)


         Pursuant to the terms of an Engagement Letter dated February 5, 1997, between the Company and Commonwealth Associates ("CA"), whereby CA was engaged to render corporate finance and other financial service matters, the Company granted to CA warrants to purchase 208,241 shares of Common Stock at an exercise price of $.01 per share. Fair value attributable to the warrants using the Black Scholes option pricing model was deemed material.

         These warrants are summarized as follows:


           Number                  Exercise Price          Expiration Date
           ------                  --------------          ---------------
           10,000                     $ 1.00              February 4, 2000
           10,000                       1.00              June 6, 2000
           35,000                       1.00              May 21, 2000
           26,500                       2.20              January 26, 2000
          208,241                       0.01              July 31, 2003



NOTE 13 - SEGMENT INFORMATION


         During 1999 and 1998, the Company had six reportable restaurant segments and one management company;

              a)   SRC
              b)   LA (ceased operations - July 1999)
              c)   Chicago (ceased operations - July 1999)
              d)   Atlanta
              e)   Avenue A
              f)   7 West (management company)

                                     - F21 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 13 - SEGMENT INFORMATION (Continued)


         Soulfood Concepts, Inc. and Subsidiaries:


                                                                            Year Ended
                                                                            December 31,
                                                                  -------------------------------
                                                                     1999               1998
                                                                  -----------         -----------
         Sales:
                SRC                                               $ 2,586,266         $ 2,681,064
                LA                                                    666,516           1,723,305
                Chicago                                               754,985           2,110,756
                Atlanta                                             2,216,290           1,992,512
                7 West                                                      -                   -
                Avenue A                                            1,241,174           1,181,570
                                                                  -----------         -----------
         Total sales                                              $ 7,465,231         $ 9,689,207
                                                                  ===========         ===========

         Cost of sales:
                SRC                                               $   683,623         $   714,708
                LA                                                    215,631             557,569
                Chicago                                               281,813             659,816
                Atlanta                                               709,322             584,838
                7 West                                                      -                   -
                Avenue A                                              344,261             333,111
                                                                  -----------         -----------
         Total cost of sales                                      $ 2,234,650         $ 2,850,042
                                                                  ===========         ===========

         Restaurant operating expenses:
                SRC                                               $ 1,288,075         $ 1,260,038
                LA                                                    562,053           1,076,597
                Chicago                                               696,029           1,316,579
                Atlanta                                             1,354,048           1,140,267
                7 West                                                      -              69,864
                Avenue A                                              756,158             719,262
                Corporate                                                   -             (17,566)
                                                                  -----------         -----------
         Total restaurant operating expenses                      $ 4,656,363         $ 5,565,041
                                                                  ===========         ===========


                                     - F22 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 13 - SEGMENT INFORMATION (continued)



                                                                               Year Ended
                                                                              December 31,
                                                                    -------------------------------
                                                                       1999                1998
                                                                    -----------         -----------
           Other corporate expenses:
                  SRC                                               $         -         $         -
                  LA                                                          -                   -
                  Chicago                                                     -                   -
                  Atlanta                                                     -                   -
                  7 West                                                      -                   -
                  Avenue A                                                    -                   -
                  Corporate                                             974,044             605,013
                                                                    -----------         -----------
           Total other corporate expenses                           $   974,044         $   605,013
                                                                    ===========         ===========

           Pre-opening expense
             Atlanta                                                $         -         $   212,261
                                                                    ===========         ===========

           Depreciation and amortization expense:
                  SRC                                               $    19,210         $    52,752
                  LA                                                     31,073              53,449
                  Chicago                                                75,415             101,769
                  Atlanta                                               126,892              76,294
                  7 West                                                      -                   -
                  Avenue A                                               21,245              27,091
                  Corporate                                              14,204               9,330
                                                                    -----------         -----------
           Total depreciation and amortization
             expense                                                $   288,039         $   320,685
                                                                    ===========         ===========

           Income (loss) from operations:
                  SRC                                               $   595,359         $   653,566
                  LA                                                   (142,241)             35,690
                  Chicago                                              (298,271)             32,592
                  Atlanta                                                26,028             (21,148)
                  7 West                                                 24,823             (69,864)
                  Avenue A                                               94,685             102,106
                  Corporate                                            (988,248)           (596,777)
                                                                    -----------         -----------
           (Loss) income from operations:                           $  (687,865)        $   136,165
                                                                    ===========         ===========

           Identifiable assets:
                  SRC                                               $    35,237         $   162,083
                  LA                                                    513,966             553,143
                  Chicago                                               385,603             510,174
                  Atlanta                                               480,796             575,322
                  7 West                                                     60                  60
                  Avenue A                                              136,620             136,814
                  Corporate                                             148,146             113,927
                                                                    -----------         -----------
           Total assets                                             $ 1,700,428         $ 2,051,523
                                                                    ===========         ===========


                                     - F23 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 14 - STOCK PLANS


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


NOTE 15 - EARNINGS PER SHARE


         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                             December 31,
                                      --------------------------
                                         1999             1998
                                      ---------        ---------
         Warrants                     $ 289,741        $ 289,741
                                      =========        =========


NOTE 16 -  SUBSEQUENT EVENTS


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

                                     - F24 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 16 - SUBSEQUENT EVENTS (Continued)


         The Company is presently negotiating a restructuring of its short-term debt with two principle investors and the major stockholder. All parties connected to this debt (short-term and related party) have agreed not to move against the Company for non-payment of these loans in the year 2000.




                                     - F25 -