Form 10QSB/A
period 2000-03-31
SOULFOOD CONCEPTS INC
filed 2000-08-15
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A-1


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                               -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number:                         0-30301
                       --------------------------------


                             SOULFOOD CONCEPTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


         DELAWARE                                       13-3585743
    ------------------                           -------------------------
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
 Yes   X                  No
      ---                    ---

The number of shares outstanding of the issuer's only class of common stock, par value $.01 per share, as of May 8, 2000 was 3,998,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                        FOR PERIOD ENDING MARCH 31, 2000



                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2000 (unaudited)
            and December 31, 1999 ............................................ 3

            Consolidated Statements of Operations (unaudited) for the three
            Months ended March 31, 2000 and March 31, 1999 ................... 5

            Consolidated Statement of Stockholders' Deficit .................. 6

            Consolidated Statements of Cash Flows  (unaudited) for the period ended March 31, 2000 and March 31, 1999 ................... 7

            Notes to Consolidated Financial Statements ....................... 8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................... 17

Part II     OTHER INFORMATION ............................................... 19

Item1         Legal Proceedings ............................................. 19

Item 3       Defaults Upon Senior Securities ................................ 19

Item 5      Other Informatio ................................................ 19

Signatures .................................................................. 20

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                      March 31,    December 31,
                                                                        2000          1999
                                                                    -----------   -----------
       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                       $    82,041   $     9,216
    Accounts receivable                                                  11,562        56,894
    Inventory                                                            68,418        69,120
    Prepaid expenses and other current assets                            20,771        26,288
                                                                    -----------   -----------
       TOTAL CURRENT ASSETS                                             182,792       161,518

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,445,931 and $1,406,060, respectively              1,414,369     1,448,036

SECURITY DEPOSITS                                                       104,374        90,874
                                                                    -----------   -----------
       TOTAL ASSETS                                                 $ 1,701,535   $ 1,700,428
                                                                    ===========   ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                 March 31,      December 31,
                                                   2000              1999
                                                 ---------      -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank overdraft                               $         -    $    60,849
    Accounts payable                                 338,810        404,339
    Accrued expenses                                 901,623        821,113
    Obligation under capital lease                    29,991         31,695
    Current portion of long-term debt                615,000        615,000
                                                 -----------    -----------
       TOTAL CURRENT LIABILITIES                   1,885,424      1,932,996


DUE TO RELATED PARTY 878,383                         878,383

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM           25,842         32,376

LONG-TERM DEBT                                             -              -
                                                 -----------    -----------
       TOTAL LIABILITIES                           2,789,649      2,843,755
                                                 -----------    -----------


COMMITMENTS AND CONTINGENCIES                              -              -

MINORITY INTEREST                                     97,179         81,392
                                                 -----------    -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding
     3,998,177 shares11,995                           11,995

    Additional paid-in capital                       980,949        980,949

    Accumulated deficit                           (2,178,237)    (2,217,663)
                                                 -----------    -----------
       TOTAL STOCKHOLDERS' DEFICIT                (1,185,293)    (1,224,719)
                                                 -----------    -----------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                    $ 1,701,535    $ 1,700,428
                                                 ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   For The Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     2000              1999
                                                 -----------        -----------
SALES                                            $ 1,624,699        $ 2,224,872

RESTAURANT OPERATING COSTS                         1,515,848          2,232,625
                                                 -----------        -----------

INCOME LOSS FROM OPERATIONS                          108,851             (7,753)

OTHER EXPENSES
    Interest Expense                                  46,179             32,144
                                                 -----------        -----------


INCOME (LOSS) BEFORE PROVISION FOR

 INCOME TAXES AND MINORITY INTEREST                   62,672            (39,897)

PROVISION FOR INCOME TAXES                             7,459              4,220
                                                 -----------        -----------


INCOME (LOSS) BEFORE MINORITY INTEREST                55,213            (44,117)

MINORITY INTEREST IN THE INCOME OF

  CONSOLIDATED SUBSIDIARY                            (15,787)            (5,397)
                                                 -----------        -----------


NET INCOME (LOSS)                                $    39,426         $  (49,514)
                                                 ===========         ==========

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                            $       .01         $     (.01)
                                                 ===========         ==========




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT




                                   Preferred Stock                Common Stock          Additional                        Total
                                 --------------------      ------------------------      Paid-in        Accumulated    Stockholders'
                                  Shares      Amount          Shares       Amount        Capital          Deficit         Deficit
                                 --------    --------      -----------    --------     ------------    -------------    ------------
Balance - December 31, 1997      125,000    $    375     3,373,177     $ 10,120      $  982,449       $(1,167,163)      $  (174,219)

Conversion of preferred stock   (125,000)       (375)      625,000        1,875          (1,500)               --               --

Partner Distributions                 --          --            --           --              --                --           (16,394)

Net loss                              --          --            --           --              --           (80,572)          (80,572)
                                -----------  ---------   -----------   ----------      ----------      -----------      ------------

Balance - December 31, 1998           --          --     3,998,177       11,995         980,949        (1,264,129)         (271,185)

Partner Distributions                 --          --            --           --              --                --           (64,985)

Net loss                              --          --            --           --              --          (888,549)         (888,549)
                                -----------  ---------   -----------   ----------      ----------      -----------      ------------

Balance - December 31, 1999           --          --     3,998,177       11,995         980,949        (2,217,663)       (1,224,719)

Net  income                           --          --            --           --              --            39,426            39,426
                                -----------  ---------    ----------- -----------    -----------       -----------      ------------

Balance - March 31, 2000              --          --     3,998,177     $ 11,995      $  980,949       $(2,178,237)      $(1,185,293)
                                ===========  =========   ===========  ===========     ===========      ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                     For The Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                        2000             1999
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $  39,426        $ (49,514)
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Depreciation and amortization                    38,371           95,200
       Loss attributed to minority interest             15,787            5,397
       (Increase) Decrease in:
       Accounts receivable                              45,332           37,141
       Inventory                                           701           36,671
       Prepaid expenses and other current assets         5,518           (8,675)
       Other Assets                                    (13,500)            --
       (Decrease) Increase in:
       Accounts payable & accrued expenses              14,980           36,130
                                                     ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES              146,615          152,350
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (6,204)         (27,596)
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                     (60,849)           3,766
    Partner distributions                                 --            (21,165)
    Repayment of debt                                     --           (100,000)
    Additional capital leases                             --             15,870
    Repayment of capital leases                         (6,737)         (11,434)
    Increase in due to related party                      --             12,353
                                                     ---------        ---------

NET CASH (USED) BY FINANCING ACTIVITIES                (67,586)        (100,610)
                                                     ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS               72,825           24,144
CASH AND CASH EQUIVALENTS - January 1,                   9,216           32,321
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS - March 31,                $  82,041        $  56,465
                                                     =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                      $   4,806        $   1,953
                                                     =========        =========
       Taxes                                         $   7,459        $   4,220
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

     d)  Unaudited Interim Information

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

         Inventory consisted of the following at:

                                          March 31,          December 31,
                                            2000                1999
                                          -----------        -----------
         Food                              $   14,549         $   18,059
         Beverage                              53,869             51,061
                                          -----------        -----------
                                           $   68,418         $   69,120
                                          ===========        ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT


         Property and Equipment is summarized as follows:

                                                                                    March 31,      December 31,
                                                                                      2000             1999
                                                                                   -----------       -----------
         Furniture, Fixtures & Equipment                                           $ 2,115,080       $ 2,108,876
         Leasehold Improvement                                                         745,220           745,220
                                                                                   -----------       -----------
                                                                                     2,860,300         2,854,096
         Accumulated Depreciation                                                    1,445,931        (1,406,060)
                                                                                   -----------       -----------

                                                                                   $ 1,414,369       $ 1,448,036
                                                                                   ===========       ===========

         Depreciation and amortization expense of property and equipment for the three months ended March 31, 2000 and 1999 was $38,372 and $95,200, respectively.


NOTE 4 - ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                                                     March 31,       December 31,
                                                                                       2000              1999
                                                                                   -----------       -----------
         Payroll and sales taxes                                                   $   435,952       $   323,839
         Professional fees                                                             198,896           200,076
         Other operating expenses                                                      134,562           197,353
         Interest                                                                      109,348            68,980
         Penalties                                                                      22,865            30,865
                                                                                   -----------       -----------
                                                                                   $   901,623       $   821,113
                                                                                   ===========       ===========

NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:

                                                                                     March 31,       December 31,
                                                                                       2000              1999
                                                                                   -----------       -----------
         Advances from a major stockholder and officer of the Company, payable on demand. It is intended that these advances will be repaid in more than one year. Interest has been accrued on
         these advances at 10% per annum.                                          $   543,383       $   543,383

         Advances from a major stockholder and officer
         of the Company.  These advances are convertible
         into preferred stock.  Interest has been accrued on
         these advances at 10% per annum.                                              335,000           335,000
                                                                                   -----------       -----------

                                                                                   $   878,383       $   878,383
                                                                                   ===========       ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 6 - LONG-TERM DEBT


         Long-term debt consists of the following:


                                                                                     March 31,       December 31,
                                                                                       2000               1999
                                                                                    -----------       -----------
         The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The $100,000 note was due by December
         31, 1999 and the $250,000 note is due by September 1, 2000. The
         $100,000 note was not repaid. Interest is due semi-annually and
         any unpaid amounts have been accrued (see Notes 9, 10 and 12).             $   350,000       $   350,000

         The Company received $265,000 from the Sale of three convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes were due
         January 26, 2000.  The notes were not repaid. Interest is due semi-annually and any unpaid amounts have been accrued (see
         Notes 9, 10 and 12).                                                           265,000           265,000
                                                                                    -----------       -----------

         Total                                                                          615,000           615,000
         Less:  Current Portion                                                        (615,000)         (615,000)
                                                                                    -----------       -----------

         Long-Term Debt                                                             $         -       $         -
                                                                                    ===========       ===========


NOTE 7 - INCOME TAXES

         The components of the provision for income taxes is as follows:


                                                                         March 31,
                                                                  ----------------------
                                                                    2000          1999
                                                                  ---------    ---------
         Current tax expense
            U.S. federal                                          $       -    $       -
            State and local                                           7,459        4,220
                                                                  ---------    ---------
         Total current                                                7,459        4,220

         Tax benefit of net operating loss carry-forwards                 -            -
                                                                  ---------    ---------
         Provision for income taxes                                   7,459        4,220
                                                                  ---------    ---------

         Deferred tax expense
            U.S. federal                                                  -            -
            State and local                                               -            -
                                                                  ---------    ---------
         Total deferred                                                   -            -
                                                                  ---------    ---------
         Total provision from continuing operations               $   7,459    $   4,220
                                                                  =========    =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 7 - INCOME TAXES (Continued)


         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

         Federal income tax rate                           (34.0)%     (34.0)%
         Deferred tax charge (credit)                          -           -
         Effect on valuation allowance                      34.0%       34.0%
         State income tax, net of federal benefit              -           -
                                                           ------     ------

         Effective income tax rate                           0.0%        0.0%

         At March 31, 2000, the Company had net carryforward losses of approximately $1,125,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.


NOTE 8 - COMMITMENTS AND CONTINGENCIES


         The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                          Operating    Capital
                                                           Leases       Leases
                                                        -----------  ----------
         2000                                           $   597,814  $   31,782
         2001                                               601,118      23,016
         2002                                               594,271       7,029
         2003                                               512,055           -
         2004                                               512,055           -
         2005 and thereafter                              3,202,126           -
                                                        -----------  ----------
         Total minimum lease payments                   $ 6,019,439      61,827
                                                        ===========
         Less: Amounts representing interest                             (5,994)
                                                                     ----------
         Present value of future minimum lease payments                  55,833
         Less:  Current maturities                                      (29,991)
                                                                     ----------
         Total                                                       $   25,842
                                                                     ==========

         Rent expense under operating leases for the three months ended March 31, 2000 and 1999, was $143,558 and $108,602, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 9 - CONVERTIBLE NOTES PAYABLE


         On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "10% Notes"). The 10% Notes bear interest at the rate of 10% per annum on the principal sum outstanding and matured on May 21, 1999 (maturity of $250,000 of the 10% note was extended to September 1, 2000). Interest is payable semi-annually on June 30 and December 31. The holders of the 10% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 10% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $3.00 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock.

         On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding and matured on January 26, 2000. Interest is payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. The 8% Notes were not repaid.

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


NOTE 10- WARRANTS


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

         On January 28, 1998, in connection with the sale of $265,000 of 8% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 26,500 shares of Common Stock. The warrants were exercisable on or before January 26, 2000 at an exercise price of $2.20 per share (subject to customary anti-dilution adjustments). The warrant was not exercised. Fair value attributable to the warrants using the Black Scholes option pricing model was deemed material.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 11 - SEGMENT INFORMATION


         During 2000 and 1999, the Company had six reportable restaurant segments and one management company:

         a) SRC
         b) LA (ceased operations - July 1999)
         c) Chicago (ceased operations - July 1999)
         d) Atlanta
         e) Avenue A
         f) 7 West (management company)

         Soulfood Concepts, Inc. and Subsidiaries:

                                                    For the Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
         Sales:
              SRC                                    $  669,620    $  641,549
              LA                                              -       367,019
              Chicago                                         -       312,299
              Atlanta                                   626,103       612,169
              7 West                                          -             -
              Avenue A                                  328,976       291,836
                                                     ----------    ----------
         Total sales                                 $1,624,699    $2,224,872
                                                     ==========    ==========

         Cost of sales:
              SRC                                    $  170,438    $  170,082
              LA                                              -       111,280
              Chicago                                         -       113,988
              Atlanta                                   156,262       197,359
              7 West                                          -             -
              Avenue A                                   86,748        82,323
                                                     ----------    ----------
         Total cost of sales                         $  413,449    $  675,032
                                                     ==========    ==========

         Restaurant operating expenses:
              SRC                                    $  332,901    $  300,314
              LA                                         36,357       210,296
              Chicago                                    37,823       237,236
              Atlanta                                   285,157       323,112
              7 West                                          -             -
              Avenue A                                  185,907       183,769
              Corporate                                       -             -
                                                     ----------    ----------
         Total restaurant operating expenses         $  878,143    $1,254,727
                                                     ==========    ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 11 - SEGMENT INFORMATION (Continued)


                                                        For the Three Months Ended
                                                                March 31,
                                                       ---------------------------
                                                           2000           1999
                                                        -----------    -----------
          Other corporate expenses:
                   SRC                                  $      --      $      --
                   LA                                          --             --
                   Chicago                                     --             --
                   Atlanta                                     --             --
                   7 West                                      --             --
                   Avenue A                                    --             --
                   Corporate                                185,883        207,666
                                                        -----------    -----------
          Total other corporate expenses                $   185,883    $   207,666
                                                        ===========    ===========

          Depreciation and amortization expense:
                   SRC                                  $     4,879    $     4,507
                   LA                                          --           17,806
                   Chicago                                     --           32,321
                   Atlanta                                   26,771         31,722
                   7 West                                      --             --
                   Avenue A                                   6,428          5,518
                   Corporate                                    294          3,326
                                                        -----------    -----------
          Total depreciation and amortization expense   $    38,372    $    95,200
                                                        ===========    ===========

          Income (loss) from operations:
                   SRC                                  $   161,402    $   166,646
                   LA                                       (36,357)        27,636
                   Chicago                                  (37,823)       (71,246)
                   Atlanta                                  157,913         59,977
                   7 West                                      --             --
                   Avenue A                                  49,893         20,226
                   Corporate                               (186,177)      (210,992)
                                                        -----------    -----------
          Income from operations                        $   108,851    $    (7,753)
                                                        ===========    ===========

          Identifiable assets:
                   SRC                                  $   117,861    $   110,224
                   LA                                       487,626        544,670
                   Chicago                                  385,603        454,283
                   Atlanta                                  503,076        601,366
                   7 West                                        60             60
                   Avenue A                                 165,844        148,838
                   Corporate                                 41,465        108,838
                                                        -----------    -----------
          Total assets                                  $ 1,701,535    $ 1,968,279
                                                        ===========    ===========


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 12 -  SUBSEQUENT EVENTS


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


         The Company is presently negotiating a restructuring of its short-term debt with two principle investors. The parties connected to the short-term debt have agreed not to move against the Company for non-payment of these loans in the year 2000. The related party debt will be satisfied by the issuance of common stock to the major stockholder for $543,383 along with forgiveness of debt of approximately $335,000.

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


GENERAL


     Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar[ ]Restaurant. We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka[ ]restaurant.

     The original Shark Bar restaurant, which was opened in New York City in 1990, is a full service 95-seat restaurant. In March 1997, we opened a three-floor 9,000 square foot Shark Bar(R) restaurant in Chicago. In September 1997, we opened a third Shark Bar(R) restaurant in Los Angeles in a 6,500 square foot facility. In March 1998, we opened a fourth Shark Bar restaurant in a 10,000 square foot location in Atlanta.

     As of March 31, 2000 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in second quarter 2000 under the name The Shark Bar[ ]Restaurant, Chicago.


RESULTS OF OPERATIONS


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


     Use of EBITDA. This discussion includes, among other factors, an analysis of operating income before depreciation and amortization ("EBITDA") in order toeliminate the effect on the operating performance of the business of significant amounts of amortization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the business, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.


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

LIQUIDITY AND CAPITAL RESOURCES


    Net cash provided by operating activities decreased to $146,615 for the period ended March 31, 2000 from $152,350 for the period ended March 31, 1999, primarily due to a decrease in depreciation and amortization from $95,200 for period ended march 1999 to $38,371 for the same period 2000. Investing activities used $6,204 for the period ended March 31, 2000 compared to $27,596 for the same period last year, which reduction is due to a lack of expansion activities and the purchase of property and equipment associated with such activities. Financing activities were significantly reduced to $67,586 for the period ended March 31, 2000 from $100,610 for the same period last year primarily because repayment of long term debt and capital distribution payments were made in 1st quarter 1999.


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


     Accounts payable expenses are primarily due to the closing of the Chicago and the Los Angeles units. Arrangements have been made with vendors to settle outstanding amounts or, in the case of Chicago to wait until the reopening of the store, to work out terms and payment. In all cases, there has been no action taken against the company and there have been no adverse effects on operations.

     Accrued expenses include payroll, sales, other taxes with penalties and interest, professional and other operating expenses. A settlement for all tax liabilities is being negotiated with each taxing authority relative to the claim. All outstanding payable are being negotiated and/or paid down from operating funds.


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

ITEM 5. OTHER INFORMATION

On April 12, 2000, the Company registered its common stock pursuant to Section 12 (g) of the Securities Exchange Act of 1934 pursuant to a Form 8-A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibit is filed as part of this Quarterly Report on Form 10-Q:

Exhibit
-------
27      Financial Data Schedule.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.



Date:    August 14,, 2000                   By: /s/ Mark Campbell
      ---------------------------               ----------------------------
                                                Mark Campbell
                                                Chief Executive Officer,
                                                President and Director
                                                (principal accounting officer)