Form 10QSB
period 2000-06-30
SOULFOOD CONCEPTS INC
filed 2000-08-15
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
    OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                               ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number: 0-30301
                        --------

                             Soulfood Concepts, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                                  13-3585743
    (State of Incorporation)                (IRS Employer Identification No.)


                   630 Ninth Avenue, New York, New York 10036
              (Address of principal executive offices and zip code)


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

The number of shares outstanding of the issuer's only class of common stock, par value $.01 per share, as of August 11, 2000 was 5,180,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                         FOR PERIOD ENDING JUNE 30,2000

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:
                                                                            PAGE

              Consolidated Balance Sheets as of June 30, 2000 (unaudited)
              and December 31, 1999 .......................................    3

              Consolidated Statements of Operations (unaudited) for the six Months ended June 30, 2000 and June 30 1999 & for the three
              Months ended June 30, 2000 and June 30, 1999 ................    5

              Consolidated Statements of Cash Flows  (unaudited) for the
              Six months ended June 30, 2000 and June 30, 1999 ............    6

              Notes to Consolidated Financial Statements ..................    7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...............   17

Part II       OTHER INFORMATION ...........................................   19

Item 1.       Legal Proceedings ...........................................   19

Item 3.       Defaults Upon Senior Securities .............................   19

Item 5        Other Information ...........................................   19

Signatures ................................................................   20

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,   December 31,
                                                               2000         1999
                                                           ----------   ----------
       ASSETS                                              (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                              $   86,914   $    9,216
    Accounts receivable                                        11,561       56,894
    Inventory                                                  69,019       69,120
    Prepaid expenses and other current assets                  18,385       26,288
                                                           ----------   ----------
       TOTAL CURRENT ASSETS                                   185,879      161,518


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,482,435 and $1,406,060, respectively    1,382,461    1,448,036

SECURITY DEPOSITS                                              99,374       90,874
                                                           ----------   ----------

       TOTAL ASSETS                                        $1,667,714   $1,700,428
                                                           ==========   ==========













The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,    December 31,
                                                                   2000          1999
                                                                ----------    ----------
           LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
CURRENT LIABILITIES
    Bank overdraft                                              $       --    $    60,849
    Accounts payable                                               310,817        404,339
    Accrued expenses                                               878,233        821,113
    Obligation under capital lease                                  29,291         31,695
    Current portion of long-term debt                              123,000        615,000
                                                               -----------    -----------

       TOTAL CURRENT LIABILITIES                                 1,341,341      1,932,996


DUE TO RELATED PARTY                                               580,680        878,383

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                         16,091         32,376

LONG-TERM DEBT                                                        --             --
                                                               -----------    -----------

       TOTAL LIABILITIES                                         1,938,112      2,843,755
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --

MINORITY INTEREST                                                  102,213         81,392
                                                               -----------    -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding 5,180,177 and
     3,998,177 shares, respectively                                 15,541         11,995

    Additional paid-in capital                                   1,815,403        980,949

    Accumulated deficit                                         (2,203,555)    (2,217,663)
                                                               -----------    -----------

       TOTAL STOCKHOLDERS' DEFICIT                                (372,611)    (1,224,719)
                                                               -----------    -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                  $ 1,667,714    $ 1,700,428
                                                               ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             For the Six Months Ended        For the three  Months Ended
                                                       June 30,                         June 30,
                                           -----------------------------     -----------------------------
                                                2000             1999             2000           1999
                                           --------------    -----------     -------------    -----------
SALES                                      $    3,139,680    $ 4,354,716    $    1,514,981    $ 2,129,844

RESTAURANT OPERATING COSTS                      3,012,242      4,618,603         1,496,394      2,385,978
                                           --------------    -----------     -------------    -----------

INCOME (LOSS) FROM OPERATIONS                     127,438       (263,887)           18,587       (256,134)

OTHER EXPENSES
    Interest Expense                               63,380         75,489            17,201         43,345
                                           --------------    -----------     -------------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND MINORITY INTEREST                64,058       (339,376)            1,386       (299,479)

PROVISION FOR INCOME TAXES                         10,422          4,220             2,963              -
                                           --------------    -----------     -------------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST             53,636       (343,596)           (1,577)      (299,479)

MINORITY INTEREST IN THE INCOME OF
  CONSOLIDATED SUBSIDIARY                         (20,821)       (11,374)           (5,034)        (5,977)
                                           --------------    -----------     -------------    -----------

NET INCOME (LOSS)                          $       32,815    $  (354,970)    $      (6,611)   $  (305,456)
                                           ==============    ===========     =============    ===========

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                      $          .01    $      (.09)    $       (.001)   $      (.08)
                                           ==============    ===========     =============    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For The Six Months Ended
                                                                       June 30,
                                                               -------------------------
                                                                  2000           1999
                                                               ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                          $   32,815    $  (354,970)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                               75,676        190,121
       Loss attributed to minority interest                        20,821         11,374
       (Increase) Decrease in:
       Accounts receivable                                         45,332         37,141
       Inventory                                                      101         43,995
       Prepaid expenses and other current assets                    7,903        (16,346)
       Other Assets                                                (8,500)             -
       (Decrease) Increase in:
       Accounts payable & accrued expenses                        (36,402)       308,009
                                                               ----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         137,746        219,324
                                                               ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            (10,800)       (44,391)
                                                               ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                (60,849)       (27,670)
    Partner distributions                                         (18,707)       (22,553)
    Repayment of debt                                            (492,000)      (101,826)
    Additional capital leases                                           -         15,870
    Repayment of capital leases                                   (17,989)       (23,496)
    (Decrease) in due to related party                           (297,703)        (6,174)
    Increase in additional paid-in-capital                        834,454              -
    Additional stock issued                                         3,546              -
                                                               ----------    -----------

NET CASH (USED) BY FINANCING ACTIVITIES                           (49,248)      (165,849)
                                                               ----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          77,698          9,084
CASH AND CASH EQUIVALENTS - January 1,                              9,216         32,321
                                                               ----------    -----------

CASH AND CASH EQUIVALENTS - June 30,                           $   86,914    $    41,405
                                                               ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                                $   27,471    $     1,953
                                                               ==========    ===========
       Taxes                                                   $    7,459    $     4,220
                                                               ==========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
June 30, 2000
On June 30, 2000, several notes payable to outside parties (See Notes 6 and 9) were converted to 1,182,000 shares of stock.

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



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

         b)       Basis of presentation

                  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2000, the Company has a working capital deficit of $1,155,462 and an accumulated deficit of $2,203,555. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

                  Inventory consisted of the following at:

                                               June 30,      December 31,
                                                 2000            1999
                                             ----------      ----------
                  Food                       $   16,535      $   18,059
                  Beverage                       52,484          51,061
                                             ----------      ----------
                                             $   69,019      $   69,120
                                             ==========      ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 3 -        PROPERTY AND EQUIPMENT

                Property and Equipment is summarized as follows:

                                                                                             June 30,        March 31,
                                                                                              2000             1999
                                                                                          -----------      -----------
                Furniture, Fixtures & Equipment                                           $ 2,119,676      $ 2,108,876
                Leasehold Improvement                                                         745,220          745,220
                                                                                          -----------      -----------
                                                                                            2,864,896        2,854,096
                Accumulated Depreciation                                                    1,482,435       (1,406,060)
                                                                                          -----------      -----------
                                                                                          $ 1,382,461      $ 1,448,036
                                                                                          ===========      ===========

                Depreciation and amortization expense of property and equipment for the six months ended June 30, 2000 and 1999 was $75,676 and $190,121, respectively, and for the three months ended June 30, 2000 and 1999 was $37,304 and $94,921, respectively.

NOTE 4 -        ACCRUED EXPENSES

                Accrued expenses consists of the following:
                                                                                          June 30,        December 31,
                                                                                            2000              1999
                                                                                       --------------    -------------
                Payroll, Sales and Other Taxes                                         $      428,084    $     323,839
                Professional                                                                  217,162          200,076
                Other Operating Expenses                                                      151,041          197,353
                Penalties                                                                      62,531           30,865
                Interest                                                                       19,415           68,980
                                                                                       --------------    -------------
                                                                                       $      878,233    $     821,113
                                                                                       ==============    =============

NOTE 5 -        RELATED PARTY TRANSACTION

                Due to related parties consists of the following:
                                                                                          June 30,       December 31,
                                                                                            2000             1999
                                                                                       --------------    -------------
                Advances from a major stockholder and officer of the Company, payable on demand. It is intended that these advances will be repaid in more than one year. Interest has been accrued on
                these advances at 10% per annum.                                        $     543,383      $    543,383

                Advances from a major stockholder and officer of the Company.
                These advances are convertible into preferred stock. Interest has been accrued on these advances at 10% per annum. On June 30,
                2000, $300,000 of these advances were forgiven by the major
                stockholder and officer.                                                       37,297           335,000
                                                                                        -------------      ------------
                                                                                        $     580,680      $    878,383
                                                                                        =============      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 6 -        LONG-TERM DEBT

                Long-term debt consists of the following:
                                                                                           June 30,        December 31,
                                                                                             2000               1999
                                                                                          ----------        ----------
                The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes were converted in June 2000.
                Interest was due semi-annually and any unpaid amounts had been
                accrued (see Notes 9, 10 and 12).                                          $        -       $   350,000

                The Company received $265,000 from the sale of three convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes were
                due January 26, 2000.  They were converted in June 2000.
                Interest is due semi-annually and any unpaid
                amounts have been accrued (see Notes 9,10 and 12).                            123,000           265,000
                                                                                          -----------       -----------

                Total                                                                         123,000           615,000
                Less:  Current Portion                                                       (123,000)         (615,000)
                                                                                          -----------       -----------

                Long-Term Debt                                                            $         -       $         -
                                                                                          ===========       ===========

NOTE 7 -        INCOME TAXES

                The components of the provision for income taxes is as follows:

                                                                                                     June 30,
                                                                                          -----------------------------
                                                                                             2000               1999
                                                                                          -----------       -----------
                  Current tax expense
                    U.S. federal                                                          $         -       $         -
                    State and local                                                            10,422             4,220
                                                                                          -----------       -----------
                  Total current                                                                10,422             4,220

                  Tax benefit of net operating loss carry-forwards                                  -                 -
                                                                                          -----------       -----------
                  Provision for income taxes                                                   10,422             4,220
                                                                                          -----------       -----------

                  Deferred tax expense
                    U.S. federal                                                                    -                 -
                    State and local                                                                 -                 -
                                                                                          -----------       -----------
                  Total deferred                                                                    -                 -
                                                                                          -----------       -----------

                  Total provision from continuing operations                              $    10,422       $     4,220
                                                                                          ===========       ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 7 - INCOME TAXES (Continued)

                  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                  Federal income tax rate                    (34.0)%   (34.0)%
                  Deferred tax charge (credit)                   -         -
                  Effect on valuation allowance               34.0 %    34.0 %
                  State income tax, net of federal benefit       -         -
                                                             -----     -----

                  Effective income tax rate                    0.0 %     0.0 %
                                                             =====     =====

                  At June 30, 2000, the Company had net carryforward losses of approximately $1,200,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 -        COMMITMENTS AND CONTINGENCIES

                The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                                        Operating          Capital
                                                                         Leases             Leases
                                                                       -----------       ------------
                  2000                                                 $   298,907       $     22,031
                  2001                                                     601,118             23,016
                  2002                                                     594,271              7,029
                  2003                                                     512,055                  -
                  2004                                                     512,055                  -
                  2005 and thereafter                                    3,202,126                  -
                                                                      ------------  -----------------
                  Total minimum lease payments                         $ 5,720,532             52,076
                                                                       ===========
                  Less: Amounts representing interest                                          (5,994)
                                                                                         ------------
                  Present value of future minimum lease payments                               46,082
                  Less:  Current maturities                                                   (29,991)
                                                                                         ------------
                  Total                                                                  $     16,091
                                                                                         ============

                  Rent expense under operating leases for the six months ended June 30, 2000 and 1999, was $290,329 and $217,204, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 9 - CONVERTIBLE NOTES PAYABLE

                  On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "10% Notes"). The 10% Notes bear interest at the rate of 10% per annum on the principal sum outstanding. Interest was payable semi-annually on June 30 and December 31. The holders of the 10% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 10% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $3.00 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. On June 30, 2000, the notes were converted for 858,000 shares of common stock.

                  On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding. Interest was payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. On June 30, 2000, $150,000 of the notes were converted for 324,000 shares of common stock.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 10 - WARRANTS

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

                  Number              Exercise Price         Expiration Date
                  ------              --------------         ----------------
                   10,000               $ 1.00              February 4, 2000
                   10,000                 1.00              June 6, 2000
                   35,000                 1.00              May 21, 2000
                   26,500                 2.20              January 26, 2000
                  208,241                 0.01              July 31, 2003

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 11 - SEGMENT INFORMATION

                  During 2000 and 1999, the Company had six reportable restaurant segments and one management company:

                  a) SRC
                  b) LA (ceased operations - July 1999)
                  c) Chicago (ceased operations - July 1999)
                  d) Atlanta
                  e) Avenue A
                  f) 7 West (management company)

                  Soulfood Concepts, Inc. and Subsidiaries:

                                                                For the Six Months Ended
                                                                         June 30,
                                                           ---------------------------------
                                                                2000                 1999
                                                           --------------        -----------
                  Sales:
                           SRC                             $   1,349,312         $ 1,299,387
                           LA                                          -             631,034
                           Chicago                                     -             643,672
                           Atlanta                             1,133,314           1,170,207
                           7 West                                      -                   -
                           Avenue A                              657,054             610,416
                                                           -------------       -------------
                  Total sales                              $   3,139,680         $ 4,354,716
                                                           =============         ===========

                  Cost of sales:
                           SRC                             $     341,892         $   347,355
                           LA                                    (11,856)            190,791
                           Chicago                               (26,062)            235,983
                           Atlanta                               293,919             379,245
                           7 West                                      -                   -
                           Avenue A                              171,658             170,573
                                                           -------------       -------------
                  Total cost of sales                      $     769,551         $ 1,323,947
                                                           =============         ===========

                  Restaurant operating expenses:
                           SRC                             $      664,570        $   636,835
                           LA                                      68,357            455,269
                           Chicago                                 74,681            499,230
                           Atlanta                                550,512            709,653
                           7 West                                       -                  -
                           Avenue A                               400,678            386,659
                           Corporate                                    -                  -
                                                           --------------        -----------
                  Total restaurant operating expenses      $    1,758,798        $ 2,687,646
                                                           ==============        ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 11 - SEGMENT INFORMATION (Continued)

                                                                   For the Six Months Ended
                                                                           June 30,
                                                               ------------------------------
                                                                   2000               1999
                                                               -----------        -----------
        Other corporate expenses:
                 SRC                                           $         -        $         -
                 LA                                                      -                  -
                 Chicago                                                 -                  -
                 Atlanta                                                 -                  -
                 7 West                                                  -                  -
                 Avenue A                                                -                  -
                 Corporate                                         408,217            416,889
                                                               -----------        -----------
        Total other corporate expenses                         $   408,217        $   416,889
                                                               ===========        ===========

        Depreciation and amortization expense:
                 SRC                                           $     9,759        $     9,013
                 LA                                                      -             35,612
                 Chicago                                                 -             64,642
                 Atlanta                                            53,591             63,444
                 7 West                                                  -                  -
                 Avenue A                                           11,739             10,758
                 Corporate                                             587              6,652
                                                               -----------        -----------
        Total depreciation and amortization expense            $    75,676        $   190,121
                                                              ============         ==========

        Income (loss) from operations:
                 SRC                                           $   333,091        $   306,184
                 LA                                                (56,501)           (50,638)
                 Chicago                                           (48,619)          (156,183)
                 Atlanta                                           235,292             17,865
                 7 West                                                  -                  -
                 Avenue A                                           72,979             42,426
                 Corporate                                        (408,804)          (423,541)
                                                               -----------        -----------
        Income (Loss) from operations                          $   127,438        $  (263,887)
                                                               ===========         ==========

        Identifiable assets:
                 SRC                                           $   122,108        $    53,529
                 LA                                                482,128            503,415
                 Chicago                                           385,603            408,706
                 Atlanta                                           428,110            549,790
                 7 West                                                 60                 60
                 Avenue A                                          154,066            158,799
                 Corporate                                          95,639             84,273
                                                               -----------        -----------
        Total assets                                           $ 1,667,714        $ 1,758,572
                                                               ===========        ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 12 - SUBSEQUENT EVENTS

                The Company is in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, there has been no commitment received by the Company for a purchase.

                The Company intends to reopen Chicago in the third or fourth quarter of 2000, once a restructuring of the Company's debt is finalized and new personnel have been properly trained.

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

GENERAL

         Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar (R) Restaurant. We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka (R) restaurant.

         The original Shark Bar restaurant, which was opened in New York City in 1990, is a full service 95-seat restaurant. In March 1997, we opened a three-floor 9,000 square foot Shark Bar(R) restaurant in Chicago. In September 1997, we opened a third Shark Bar(R) restaurant in Los Angeles in a 6,500 square foot facility. In March 1998, we opened a fourth Shark Bar (R) restaurant in a 10,000 square foot location in Atlanta.

         As of March 31, 2000 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in second quarter 2000 under the name The Shark Bar (R) Restaurant, Chicago.

RESULTS OF OPERATIONS

         The Company's revenue is generated from the sale of food and beverage in its units. Sales for the six months ended June 30, 2000 decreased by approximately 28% to $3,139,680 from sales of $4,354,716 during the six months ended June 30, 1999. This reduction in sales is due to the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar, in June and July of 1999 respectively. The Company intends to sell the Los Angeles unit and re-open the Chicago location by third or fourth quarter 2000.

         There was a reduction in restaurant operating costs, to $3,012,242 the six months ended June 30, 2000 from $4,353,716 for the same period in 1999 as a result of the loss of operations for the two units.

         Net income for six month period ended June 30, 2000 was $32, 815 or 1% of revenue compared with a net loss of $354, 970 or (8%) for six month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities decreased to $137,746 for the six month period ended June 30, 2000 from $219,324 for the six month period ended June 30, 1999, primarily due to a decrease in depreciation and amortization from $190,121 for period ended June 30, 1999 to $75,676 for the same period 2000.. Investing activities used $10,800, a 75% reduction for the period ended June 30, 2000 compared to $44,391 for the same period last year, which reduction is due to the reduction in operating units and consequently a reduction in the purchase of property and equipment. Financing activities were reduced to $49,248 for the period ended March 31, 2000 from $165,849 for the same period last year primarily because of an additional paid in capital amount of $834,454 during the six month period ended June 30, 2000.

         Cash at June 30, 2000 was $86,914 which increased from $41,405 at June 30, 1999 due to unit and G&A cost reductions and an increase in net profit margins providing additional cash flow. Total assets were $1,667,714 for the six-month period ended June 30, 2000 were reduced from $1,700428 due to a reduction in property and equipment. Total liabilities decreased $905,643 to $1,938,112 from $2,843,755 as a result of the restructuring of long-term debt and the forgiveness of related party debt.

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

FORWARD-LOOKING INFORMATION

         Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in this Item 2, Management's Discussion and Analysis of financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Company's ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-QSB.

                           PART II. OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibit is filed as past of this Quaterly Report on Form 10-Q:

Exhibit
-------
 27       Financial Data Schedule

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.


Date: August 14,, 2000                   By: /s/ Mark Campbell
      -----------------------------          --------------------------------
      Mark Campbell                          President and Director
      Chief Executive Officer,               (principal accounting officer)