Form 10QSB
period 2000-09-30
SOULFOOD CONCEPTS INC
filed 2000-11-14
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(MARK ONE)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 2000
                               ---------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number:      0-30301
                        ------------


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

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                       FOR PERIOD ENDING SEPTEMBER 30,2000


                                                                                   PAGE
PART I    FINANCIAL INFORMATION
------    ---------------------

Item 1.    Financial Statements:

             Consolidated Balance Sheets as of September 30, 2000 (unaudited)
              and December 31, 1999 ................................................ 3

              Consolidated Statements of Operations (unaudited) for the nine
              Months ended September 30, 2000 and September 30 1999 & for the three Months ended September 30, 2000 and September 30, 1999 ......... 5

              Consolidated Statements of Cash Flows  (unaudited) for the
              Nine Months ended September 30, 2000 and
              September 30, 1999 ................................................... 6

              Notes to Consolidated Financial Statements ........................... 7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........................17

Part II      OTHER INFORMATION .....................................................18
-------      -----------------

Item 6       Exhibits and Reports on Form 8-K ......................................18

Signatures .........................................................................19


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        September 30,    December 31,
                                                                                             2000          1999
                                                                                        -------------    ------------
       ASSETS                                                                             (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                             $   146,470      $     9,216
    Accounts receivable                                                                        14,304           56,894
    Inventory                                                                                  62,879           69,120
    Prepaid expenses and other current assets                                                  17,665           26,288
                                                                                          -----------      -----------
       TOTAL CURRENT ASSETS                                                                   241,318          161,518


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,519,040 and $1,406,060, respectively                                    1,354,820        1,448,036

SECURITY DEPOSITS                                                                             103,374           90,874
                                                                                          -----------      -----------

       TOTAL ASSETS                                                                       $ 1,699,512      $  1,700,428
                                                                                          ===========      ============






The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                         September 30,             December 31,
                                                                             2000                     1999
                                                                         -----------              -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY                          (Unaudited)
CURRENT LIABILITIES
    Bank overdraft                                                       $      --                $    60,849
    Accounts payable                                                         425,576                  404,339
    Accrued expenses                                                         821,720                  821,113
    Obligation under capital lease                                            28,609                   31,695
    Current portion of long-term debt                                        123,000                  615,000
                                                                         -----------              -----------

       TOTAL CURRENT LIABILITIES                                           1,398,905                1,932,996


DUE TO RELATED PARTY                                                         580,680                  878,383

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                    6,569                   32,376

LONG-TERM DEBT                                                                  --                       --
                                                                         -----------              -----------

       TOTAL LIABILITIES                                                   1,986,154                2,843,755
                                                                         -----------              -----------


COMMITMENTS AND CONTINGENCIES                                                   --                       --

MINORITY INTEREST                                                            115,776                   81,392
                                                                         -----------              -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding 5,080,177 and
     3,998,177 shares, respectively                                           15,241                   11,995
    Treasury stock                                                            (3,200)                    --
    Additional paid-in capital                                             1,815,403                  980,949
    Accumulated deficit                                                   (2,229,862)              (2,217,663)
                                                                         -----------              -----------

       TOTAL STOCKHOLDERS' DEFICIT                                          (402,418)              (1,224,719)
                                                                         -----------              -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                            $ 1,699,512              $ 1,700,428
                                                                         ===========              ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Nine Months Ended             For the Three Months Ended
                                                        September 30,                    September 30,
                                                --------------------------           --------------------------
                                                   2000            1999                  2000           1999
                                                -----------    -----------           -----------    -----------
SALES                                           $ 4,679,891    $ 6,005,746           $ 1,540,211    $ 1,651,030

RESTAURANT OPERATING COSTS                        4,525,609      6,492,092             1,513,367      1,873,489
                                                -----------    -----------           -----------    -----------

INCOME (LOSS) FROM OPERATIONS                       154,282       (486,346)               26,844       (222,459)

OTHER EXPENSES
    Interest Expense                                100,505        108,384                37,125         32,895
                                                -----------    -----------           -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND MINORITY INTEREST                  53,777       (594,730)              (10,281)      (255,354)

PROVISION FOR INCOME TAXES                           12,738          4,345                 2,316            125
                                                -----------    -----------           -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST               41,039       (599,075)              (12,597)      (255,479)

MINORITY INTEREST IN THE INCOME OF
  CONSOLIDATED SUBSIDIARY                           (34,384)       (23,439)              (13,563)        12,065
                                                -----------    -----------           -----------    -----------

NET INCOME (LOSS)                               $     6,655    $  (622,514)          $   (26,160)   $  (267,544)
                                                ===========    ===========           ===========    ===========

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                           $       .01    $      (.16)          $      (.01)   $      (.07)
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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For The Nine Months Ended
                                                                           September 30,
                                                                     --------------------------
                                                                        2000            1999
                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $   6,654        $(622,514)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                                   112,980          252,185
       Income attributed to minority interest                           34,384           23,439
       (Increase) Decrease in:
       Accounts receivable                                              42,588            6,518
       Inventory                                                         6,241           49,882
       Prepaid expenses and other current assets                         8,624           (6,394)
       Security Deposits                                               (12,500)            --
       (Decrease) Increase in:
       Accounts payable & accrued expenses                              21,844          479,593
                                                                     ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              220,815          182,709
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (19,909)         (49,231)
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                     (60,849)         (93,440)
    Partner distributions                                              (18,707)         (22,553)
    Repayment of debt                                                 (492,000)        (101,826)
    Additional capital leases                                             --             15,870
    Repayment of capital leases                                        (28,893)         (28,765)
    (Decrease) Increase in due to related party                       (297,703)          96,826
    Increase in additional paid-in-capital                             834,454             --
    Additional stock issued                                              3,546             --
    Stock converted to treasury stock                                   (3,500)            --
                                                                     ---------        ---------

NET CASH (USED) BY FINANCING ACTIVITIES                                (63,652)        (133,888)
                                                                     ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              137,254             (410)
CASH AND CASH EQUIVALENTS - January 1,                                   9,216           32,321
                                                                     ---------        ---------

CASH AND CASH EQUIVALENTS - September 30,                            $ 146,470        $  31,911
                                                                     =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                                      $  27,471        $    --
                                                                     =========        =========
       Taxes                                                         $   9,775        $   4,345
                                                                     =========        =========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
On June 30, 2000, several notes payable to outside parties (See Notes 6 and 9) were converted to 1,182,000 shares of stock.



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

     b)  Basis of presentation
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2000, the Company has a working capital deficit of $1,157,587 and an accumulated deficit of $2,229,862. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that funding will be sufficient to support its operations during the year through September 30, 2000.

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 1999 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

         Inventory consisted of the following at:
                                                   September 30,    December 31,
                                                        2000           1999
                                                     ---------       ---------
         Food                                        $  12,814       $  18,059
         Beverage                                       50,065          51,061
                                                     ---------       ---------
                                                     $  62,879       $  69,120
                                                     =========       =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and Equipment is summarized as follows:

                                          September 30,   December 31,
                                              2000              1999
                                           -----------    -----------
         Furniture, Fixtures & Equipment   $ 2,128,640    $ 2,108,876
         Leasehold Improvement                 745,220        745,220
                                           -----------    -----------
                                             2,873,860      2,854,096
         Accumulated Depreciation           (1,519,040)    (1,406,060)
                                           -----------    -----------
                                           $ 1,354,820    $ 1,448,036
                                           ===========    ===========

         Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2000 and 1999 was $112,980 and $252,185, respectively, and for the three months ended September 30, 2000 and 1999 was $37,304 and $62,064, respectively.

NOTE 4 - ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                           September 30,    December 31,
                                             2000              1999
                                           ----------       ----------
         Payroll, Sales and Other Taxes    $  453,167       $  323,839
         Professional                         182,067          200,076
         Other Operating Expenses              84,028          197,353
         Penalties                             62,531           30,865
         Interest                              39,927           68,980
                                           ----------       ----------
                                           $  821,720       $  821,113
                                           ==========       ==========

NOTE 5 - RELATED PARTY TRANSACTION

          Due to related parties consists of the following:

                                                                                  September 30,     December 31,
                                                                                      2000              1999
                                                                                   ----------       ----------
          Advances from a major stockholder and officer of the Company, payable on demand. It is intended that these advances will be repaid in more than one year. Interest has been accrued on
          these advances at 10% per annum.                                         $  543,383       $  543,383

          Advances from a major stockholder and officer of the Company.
          These advances are convertible into preferred stock. Interest has been accrued on these advances at 10% per annum. On June 30,
          2000, $300,000 of these advances were forgiven by the major
          stockholder and officer, and contributed to capital.                         37,297          335,000
                                                                                   ----------       ----------
                                                                                   $  580,680       $  878,383
                                                                                   ==========       ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 6 -  LONG-TERM DEBT

          Long-term debt consists of the following:

                                                                                   September 30,      December 31,
                                                                                       2000               1999
                                                                                    ----------        -----------
          The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes were converted in June 2000.
          Interest was due semi-annually and any unpaid amounts had been
          accrued (see Notes 9, 10 and 12).                                         $         -       $   350,000

          The Company received $265,000 from the sale of three convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes were due January 26,
          2000.  $142,000 of these notes was converted in June 2000. Interest is due semi-annually and any unpaid amounts have been accrued
          (see Notes 9, 10 and 12).                                                     123,000           265,000
                                                                                    ----------        -----------

          Total                                                                         123,000           615,000
          Less:  Current Portion                                                       (123,000)         (615,000)
                                                                                    ----------        -----------

          Long-Term Debt                                                            $         -       $         -
                                                                                    ===========       ===========


NOTE 7 - INCOME TAXES

         The components of the provision for income taxes is as follows:

                                                                            September 30,
                                                                      -------------------------
                                                                         2000          1999
                                                                      ----------     ----------
         Current tax expense
           U.S. federal                                               $     --       $     --
           State and local                                                12,738          4,345
                                                                      ----------     ----------
         Total current                                                    12,738          4,345

         Tax benefit of net operating loss carry-forwards                   --             --
                                                                      ----------     ----------
         Provision for income taxes                                       12,738          4,345
                                                                      ----------     ----------

         Deferred tax expense
           U.S. federal                                                     --             --
           State and local                                                  --             --
                                                                      ----------     ----------
         Total deferred                                                     --             --
                                                                      ----------     ----------

         Total provision from continuing operations                   $   12,738     $    4,345
                                                                      ==========     ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE 7 - INCOME TAXES (Continued)

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

         Federal income tax rate                           (34.0)%     (34.0)%
         Deferred tax charge (credit)                         --          --
         Effect on valuation allowance                      34.0 %      34.0 %
         State income tax, net of federal benefit             --          --
                                                         ---------   ---------

         Effective income tax rate                           0.0 %       0.0 %
                                                         =========   =========

         At September 30, 2000, the Company had net carryforward losses of approximately $1,200,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:


                                                        Operating      Capital
                                                         Leases         Leases
                                                        ----------   ----------
         2000                                           $  149,454   $   11,127
         2001                                              601,118       23,016
         2002                                              594,271        7,029
         2003                                              512,055         --
         2004                                              512,055         --
         2005 and thereafter                             3,202,126         --
                                                        ----------   ----------
         Total minimum lease payments                   $5,571,079       41,172
                                                        ==========
         Less: Amounts representing interest                             (5,994)
                                                                     ----------
         Present value of future minimum lease payments                  35,178
         Less:  Current maturities                                      (28,609)
                                                                     ----------
         Total                                                       $    6,569
                                                                     ==========

         Rent expense under operating leases for the nine months ended September 30, 2000 and 1999, was $439,783 and $325,806, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE 9 - CONVERTIBLE NOTES PAYABLE

         On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "10% Notes"). The 10% Notes bear interest at the rate of 10% per annum on the principal sum outstanding. Interest was payable semi-annually on June 30 and December 31. The holders of the 10% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 10% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $0.408 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. On June 30, 2000, the notes were converted for 858,000 shares of common stock.

         On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding. Interest was payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $0.2212 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. On June 30, 2000, $142,000 of the notes were converted for 642,000 shares of common stock.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE 10 - WARRANTS

          The Company had issued outstanding warrants to purchase up to 289,741 shares of common stock. As of September 30, 2000, the only outstanding warrants were issued to Commonwealth Associates as described below.

          On June 6, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant was exercisable on or before June 6, 2000 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were not exercised.

          On May 21, 1997, in connection with the sale of $350,000 of 10% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 35,000 shares of Common Stock. The warrants were exercisable on or before May 21, 2000 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were not exercised.

          On January 28, 1998, in connection with the sale of $265,000 of 8% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 26,500 shares of Common Stock. The warrants were exercisable on or before January 26, 2000 at an exercise price of $2.20 per share (subject to customary anti-dilution adjustments). The warrant was not exercised. Fair value attributable to the warrants using the Black Scholes option pricing model was deemed immaterial. The warrants were not exercised.

          Pursuant to the terms of an Engagement Letter dated February 5, 1997, between the Company and Commonwealth Associates ("CA"), whereby CA was engaged to render corporate finance and other financial service matters, the Company granted to CA warrants to purchase 208,241 shares of Common Stock. The warrants are exercisable on or before July 31, 2003 at an exercise price of $.01 per share. Fair value attributable to the warrants using the Black Scholes option pricing model was deemed immaterial.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 11 - SEGMENT INFORMATION

          During 2000 and 1999, the Company had six reportable restaurant segments and one management company:

          a)  SRC
          b)  LA (ceased operations - July 1999)
          c)  Chicago (ceased operations - July 1999)
          d)  Atlanta
          e) Avenue A
          f) 7 West (management company)

          Soulfood Concepts, Inc. and Subsidiaries:


                                               For the Nine Months Ended
                                                      September 30,
                                               -------------------------
                                                   2000         1999
                                                ----------   ----------
          Sales:
                   SRC                          $2,007,384   $1,918,282
                   LA                                 --        666,516
                   Chicago                            --        747,527
                   Atlanta                       1,666,377    1,746,233
                   7 West                             --           --
                   Avenue A                      1,006,130      927,188
                                                ----------   ----------
          Total sales                           $4,679,891   $6,005,746
                                                ==========   ==========

          Cost of sales:
                   SRC                          $  521,540   $  512,349
                   LA                             (11,856)      210,647
                   Chicago                        (26,062)      279,766
                   Atlanta                         449,497      558,323
                   7 West                             --           --
                   Avenue A                        265,516      259,070
                                                ----------   ----------
          Total cost of sales                   $1,198,635   $1,820,155
                                                ==========   ==========

          Restaurant operating expenses:
                   SRC                          $  975,462   $  956,530
                   LA                               94,300      521,792
                   Chicago                         101,032      677,008
                   Atlanta                         828,768    1,064,845
                   7 West                             --           --
                   Avenue A                        607,808      572,053
                   Corporate                          --           --
                                                ----------   ----------
          Total restaurant operating expenses   $2,607,370   $3,792,228
                                                ==========   ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 11 - SEGMENT INFORMATION (Continued)

                                                        For the Nine Months Ended
                                                               September 30,
                                                        -------------------------
                                                           2000            1999
                                                        -----------    -----------
          Other corporate expenses:
                   SRC                                  $      --      $      --
                   LA                                          --             --
                   Chicago                                     --             --
                   Atlanta                                     --             --
                   7 West                                      --             --
                   Avenue A                                    --             --
                   Corporate                                606,624        627,324
                                                        -----------    -----------
          Total other corporate expenses                $   606,624    $   627,324
                                                        ===========    ===========

          Depreciation and amortization expense:
                   SRC                                  $    14,638    $    13,946
                   LA                                          --           31,073
                   Chicago                                     --           85,881
                   Atlanta                                   80,412         95,167
                   7 West                                      --             --
                   Avenue A                                  17,050         16,141
                   Corporate                                    880          9,977
                                                        -----------    -----------
          Total depreciation and amortization expense   $   112,980    $   252,185
                                                        ===========    ===========

          Income (loss) from operations:
                   SRC                                  $   495,744    $   435,457
                   LA                                       (82,444)       (96,996)
                   Chicago                                  (74,970)      (295,127)
                   Atlanta                                  307,700         27,898
                   7 West                                      --             --
                   Avenue A                                 115,756         79,924
                   Corporate                               (607,504)      (637,302)
                                                        -----------    -----------
          Income (Loss) from operations                 $   154,282    $  (486,146)
                                                        ===========    ===========

          Identifiable assets:
                   SRC                                  $   128,859    $    96,432
                   LA                                       482,137        488,627
                   Chicago                                  385,603        385,603
                   Atlanta                                  415,582        508,251
                   7 West                                        60             60
                   Avenue A                                 197,223        138,780
                   Corporate                                 86,350         82,676
                                                        -----------    -----------
          Total assets                                  $ 1,695,514    $ 1,700,429
                                                        ===========    ===========


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



NOTE 12 - SUBSEQUENT EVENTS

          The Company intends to reopen Chicago in the second quarter of 2001, once a restructuring of the Company's debt is finalized and new personnel have been properly trained.

          Management is presently negotiating with the major shareholder and director of the Company to finalize a convertible promissory note regarding the related party debt which will include a specific payback period beginning in February 2002, over several years.

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

GENERAL
-------

      Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar(Registered Trademark) Restaurant. We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka(Registered Trademark) restaurant.

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

     As of March 31, 2000 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago's reopening has been delayed to second quarter 2001and will reopen under the name The Shark Bar(Registered Trademark) Restaurant, Chicago.

RESULTS OF OPERATIONS
---------------------

RESULTS OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

     The Company's revenue is generated from the sale of food and beverage in its units. Sales for the nine months ended September 30, 2000 decreased by approximately 22% to $4,679,891 from sales of $6,005,746 during the nine months ended September 30, 1999. This reduction in sales is due to the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar, in June and July of 1999 respectively. The Company intends to sell the Los Angeles unit by end of fourth quarter 2000, and re-open the Chicago location by second quarter 2001.

     There was a reduction in restaurant operating costs, to $4,525,609 for the nine months ended September 30, 2000 from $6,492,092 for the same period in 1999 as a result of the loss of operations for the two units.

     Net income for nine month period ended September 30, 2000 was $6,655 or 1.6% of revenue compared with a net loss of $622,514 or (9.5%) for nine month period ended September 30, 1999.

RESULTS OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000

     Sales for the three months ended September 30, 2000 decreased by approximately 18% to $1,540,211 from sales of $1,873,489 during the three months ended September 30, 1999. This reduction in sales is due to the loss of revenue from the month of July, from the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar.

     There was a reduction in restaurant operating costs, to $1,513,367 for the three months ended September 30, 2000 from $1,873,489 for the same period in 1999 as a result of the loss of operations for the two units.

     Net loss for the three month period ended September 30, 2000 was ($26,160) or (1.7)% of revenue compared with a net loss of ($267,544) or (14.3%) for the three month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities increased to $220,815 for the nine month period ended September 30, 2000 from $182,709 for the nine month period ended September 30, 1999, primarily due to an increase in accounts receivables from $6,518 for the period ended September 30, 1999 to $42,588 for the same period in 2000, and a decrease in accounts payables from $479,593 for the period ended September 30, 2000 to $21,844 for the same period 2000. Investing activities used $19,909, a 59% reduction for the period ended September 30, 2000 compared to $49,231 for the same period last year, which reduction is due to the reduction in operating units and consequently a reduction in the purchase of property and equipment. Financing activities were reduced to $63,652 for the period ended September 30, 2000 from $133,888 for the same period last year primarily because of an additional paid in capital amount of $834,454 during the nine month period ended September 30, 2000.

     Cash at September 30, 2000 was $146,470 which increased from $31,911 at September 30, 1999 due to unit and G&A cost reductions and an increase in net profit margins providing additional cash flow. Total assets were $1,699,512 for the nine-month period ended September 30, 2000 were reduced from $1,700,428 due to a reduction in property and equipment. Total liabilities decreased $857,601 to $1,986,154 from $2,843,755 as a result of the restructuring of long-term debt and the forgiveness of related party debt.

     The effect of inflation has not been a factor upon either the operations or the financial condition of the company. The Company's business is not seasonal in nature.

FORWARD-LOOKING INFORMATION
---------------------------

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

ITEM. 6   EXHIBITS AND REPORTS ON FROM 8-K



The following exhibit is filed as part of this quarterly report on Form 10-QSB

Exhibit
-------


27     Financial Data Schedule

                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.


Date:  November 13, 2000                   By: /s/ Mark Campbell
     ------------------------                  ------------------------------
                                               Mark Campbell
                                               Chief Executive Officer,
                                               President and Director
                                               (principal accounting officer)