Form 10KSB
period 2000-12-31
SOULFOOD CONCEPTS INC
filed 2001-04-17
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ____TO____

                         COMMISSION FILE NUMBER 0-30301

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

                          Common Stock, $.003 Par Value

Check whether the issuer (1) Filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES X NO

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form. [X]

     The aggregate market value on December 31, 2000 of voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $757,376

     The issuer's revenues for the year ended December 31, 2000 were $6,047,643

As of December 31, 2000, 5,268,177 shares of common stock, par value $.003 per share were issued and outstanding.

                       Documents incorporated by reference

                                      NONE

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar(R) Restaurant . We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka(R) restaurant . The flagship Shark Bar restaurant and Mekka are located in Manhattan, New York; the others are located in Chicago, Illinois, Atlanta, Georgia and Los Angeles, California.

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

         In June and July 1999, we closed our Chicago and Los Angeles locations respectively. We have entered into an escrow agreement with a prospective buyer and hope to complete the sale of the Los Angeles lease within the next 60 days. We intend to re-open our Chicago location by the fall of 2001.

DEVELOPMENTS

         The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We are in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and we anticipate finalizing the sale in April 2001. We will engage a turnaround plan to reopen the Chicago location in the fall of 2001.

         We have implemented a reorganization plan that encompasses corporate as well as store level revisions. In connection with our reorganization plan, several completed and ongoing initiatives are as follows:

     1.  Completed initiatives:

               a) A change in senior executive management and the board of Directors.

               b) The conversion of $500,000 of debt to Soulfood Concepts, Inc. common stock (see "Business-Financing Transactions").

               c)   We have cancelled $300,000 of long term debt.

               d) We have redeemed 500,000 issued and outstanding shares from a majority shareholder.

     2.  Ongoing Initiatives:

               a) We are in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and we anticipate finalizing the sale in April 2001.

               b) The Chicago unit has not yet re-opened. We must complete leasehold improvements and hire a staff. Approximate costs are estimated @ $250,000. Reopening is anticipated in the second or third quarter of 2001).

               c) Pay down of $200,000 of debt is subject to the completion of an equity financing, which financing is not yet complete.

               d)   We are continuing efforts to reduce G&A expenses.

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

o EXECUTE DISCIPLINED EXPANSION STRATEGY OF COMPANY-OWNED RESTAURANTS. We believe that the restaurant concepts have broad national appeal and that, as a result, there may be significant opportunities to expand operations and generate attractive unit level economics. We intend to re-open Chicago with a stringent and comprehensive management-training program in place and capitalize on a proven market that has already shown acceptance of the concept. We will continue opening company-owned restaurants in primary metropolitan markets, i.e. Baltimore/Washington D.C., Houston, and Nashville.

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

         In the first quarter of 1998, we acquired a lease, together with furniture and fixtures thereon, of a 10,000 square foot, two level restaurant located in mid-town Atlanta for a purchase price of $250,000. We opened these premises into the fourth Shark Bar(R) Restaurant during the first quarter of 1998.

         We still believe that significant opportunities to expand company-owned restaurants exists, and will implement an accelerated expansion strategy. We intend to seek to develop new restaurants in geographic areas and primary metropolitan markets that are readily receptive to our concept and which will enable us to increase name recognition and realize improved efficiencies in marketing, management, and purchases. In fiscal 2001 we plan to reopen Shark Bar restaurant Chicago with an extensive "turnaround" plan that involves a focus on operations and management training, and in fiscal 2002 we intend to open two additional restaurants.

         Approximate costs for the Chicago unit's reopening are $250,000. Additional expansion efforts will not begin until second or third quarter 2002. Typically, the cost to open a unit is approximately $400,000 to $600,000. The foregoing represents the Company's best estimate of the funds required for these openings. This estimate is based on certain assumptions, including, primarily that interior improvements and equipment installation can be commenced and, in some cases, completed at projected costs. Future events, including the problems, delays, expenses and complications frequently encountered by companies as well as changes in economic, regulatory or competitive conditions or changes in the Company's planned business and the success or lack thereof may make shifts in the allocation of funds necessary or desirable. There can be no assurance that the Company's estimates will prove to be accurate, that unforeseen expenses will not occur, or that the Company will successfully realize its objectives.

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

         During May, 1997, we entered into a note purchase agreement, pursuant to which we issued 8% convertible secured notes (the "Notes") to institutional investors, in the aggregate principal amount of $350,000 together with warrants to purchase up to 35,000 shares of common stock. The Notes bear interest at 8% and are due on May 21, 1999. The Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of common stock. The shares of common stock underlying the Notes and the warrants bear certain demand and "piggyback" registration rights. On June 30, 2000, the notes were converted for 864,000 shares of common stock at a conversion price of $0.50 per share.

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

         During January 26, 1998, we entered into a note purchase agreement, pursuant to which we issued 8% convertible secured notes ("1998 Notes") to institutional investors, in the aggregate principal amount of $265,000, together with warrants to purchase shares of common stock. The 1998 Notes provide that the holder is entitled at any time to convert any or all of the original principal amount of the Note into shares of common stock. The shares of common stock underlying the 1998 Notes and the warrants bear certain demand and "piggyback" registration rights. On June 30, 2000, $150,000 of the notes were converted for 318,000 shares of common stock at a conversion price of $0.50 per share for $50,000 of the notes and $0.33 per share for $100,000.

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

RESTAURANT MANAGEMENT AND SYSTEMS

         Management. A typical unit staff consists of a general manager, an assistant manager, one or two restaurant managers, a Head Chef and approximately 22-25 hourly employees, many of whom are part time personnel. The general manager is responsible for the day-to-day operations of the restaurant, including service, staffing and front of the house ("FOH") as well as back of the house ("BOH") quality control. The head chef is responsible for food quality and kitchen management. We intend to hire experienced managers and staff and to motivate and retain them by providing opportunities for increased responsibilities and advancement, as well as performance-based cash incentives. These performance incentives are tied to sales, profitability and qualitative measures such as mystery shoppers, who anonymously evaluate individual restaurants.

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

EMPLOYEES

         As of December 31, 2000, we employed 120 persons. Of our employees, 65 are full time and 55 are employed on a part time basis. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with employees to be good.

TRADEMARK

         We filed a Trademark application with the United States Patent and Trademark Office for The Shark Bar(R) on September 25, 1996 and for Mekka(R) on or about October 16, 1996. We have been granted trademarks for both The Shark Bar(R) and Mekka(R).

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

         Soul to Go, Inc. was a New York based holding company controlling a group of operating subsidiaries consisting of the Shark Restaurant Corp., which operated a 90-seat restaurant called the Shark Bar and Shark Catering Corp., which operated a quick service business called Soul To Go. On January 25th 1993, Empire Ventures Inc. changed its name to STG International Inc. Subsequent to the re-organization, STG International Inc. opened a second Soul to Go operation in Jamaica, Queens, and through its wholly owned subsidiary 7 West Rest. Corp. became the General Partner of "Mekka". See "Business-General". Due to operating losses, both Soul to Go stores were closed in 1995.

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

ITEM 2.    DESCRIPTION OF PROPERTY

         The following tables sets forth certain information with respect to our facilities currently in operation (unless otherwise noted):

Name and Location              Date Opened      Restaurant Size       Seating Capacity      Lease Expiration
-----------------              -----------      ---------------       ----------------      ----------------
The Shark Bar...............      11/90           2,500 sq. ft               90                   2009
New York, N.Y.
Mekka.......................      12/94           1,500 sq. ft.              65                   2002
New York, N.Y.
The Shark Bar...............       3/97           9,000 sq. ft              200                   2003(1)
Chicago, Illinois
The Shark Bar...............       9/97           6,500 sq. ft              130                   2010(2)
Los Angeles, California
The Shark Bar...............       3/98          10,000 sq. ft              255                   2007
Atlanta, Georgia

(1)  Currently not operating. This lease provides two five year renewal options.
(2)  Currently not operating. This restaurant is on the market to be sold

     Our headquarters are located in an office building located in New York City, where we lease approximately 2,500 sq. ft. The lease expires in August 2005. We believe that the space is adequate for our needs through the term of the lease.

ITEM 3.   LEGAL PROCEEDINGS

         We are not a party to any pending material legal proceeding.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2000.

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

         2000                           HIGH                       LOW
         ----                           ----                       ---
         1st Quarter                    $.35                       $.30
         2nd Quarter                    $.40                       $.35
         3rd Quarter                    $.75                       $.40
         4th Quarter                    $.25                       $.15

         1999                           HIGH                       LOW
         ----                           ----                       ---
         1st Quarter                    $1.06                      $.56
         2nd Quarter                    $.75                       $.37
         3rd Quarter                    $.62                       $.12
         4th Quarter                    $.75                       $.12

         Holders. As of December 31, 2000, to our knowledge, we had approximately 69 shareholders of record of our Common Stock

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

         During 2000 we issued approximately 269,000 shares of common stock pursuant to and in accordance with our 1997 stock incentive plan. We also issued shares of common stock upon the conversion of previously issued Notes. See "Business-Financing Transactions." The transactions were private transactions not involving a public offering and were exempt from the registration provisions of the securities act pursuant to Sec 4 (2) thereof. At the time of issuance, all of the foregoing securities of our common stock were deemed to be restricted securities for purposes of the securities act, and the certificates representing the securities bore or will bear legends to that effect.

         Also see "Business -- Financing Transactions".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REVIEW RESULTS OF OPERATIONS.

GENERAL
         The following discussion and analysis of Soulfood Concepts, Inc. (the "Company"), should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in the Form 10-KSB.

         As of December 31, 2000, we operated three full service restaurants in locations in New York City, and Atlanta. The Company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. We have traditionally funded our growth through sales of equity, convertible notes and debt financing

         Our Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We have entered into an escrow agreement with a prospective buyer and hope to complete the sale of the Los Angeles lease within the next 60 days. We will engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in late fall 2001. The flagship Shark Bar(R) and Mekka(R) Restaurants are located in Manhattan, New York. The third operating unit, a Shark Bar Restaurant, is located in Atlanta, Georgia.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2000 and 1999

         Revenues. Revenue was generated from the sale of food and beverages for the year ended December 31, 2000 and 1999, from restaurant units. Revenues decreased $1,417,587 from $7,465,231 for the year ended December 31, 1999 to $6,047,643 for the year ended December 31, 2000 primarily due to the closing of the Chicago and Los Angeles and the corresponding loss of revenue.

         Cost of Revenues. We incurred cost of revenues from continuing operations of $1,592,948 for the year ended December 31, 2000 and $2,234,650 for the year ended December 31, 1999. As a percentage of net revenues, cost of revenues from continuing operations was 26.3% for year ended December 31, 2000 and 30% for the year ended December 31, 1999. This marked decrease in cost of revenues was a result of a combination of increased training of management and kitchen staff and more effective purchasing strategy.

         Gross Profit. We had gross profit from continuing operations of $4,454,696 for the year ended December 31, 2000 and $5,230,581 for the year ended December 31, 1999. As a percentage of revenues, gross profit from continuing operations was 73.6% for the year ended December 31, 2000 and 70% for the year ended December 31, 1999.

         Use of EBITDA. This discussion includes, among other factors, an analysis of operating income before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the business of significant amounts of amortization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the business, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. For the year ended December 31, 2000 we realized EBITDA income of $112,079 or 1.8% of revenue compared to EBITDA loss of $352,661 or (4.7%) of revenue for the year ended December 31, 1999.

         Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $786,947 or 30% to $1,787,363 for the year ended December 31, 2000 from $2,574,310 for the period ended December 31, 1999. This decrease is due primarily to the closing of the Chicago and the Los Angeles units. As a percentage of revenue labor costs decreased to 29.5% for year ended December 2000 compared to 34.4% for year ended December 1999.

         Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs $409,203 or 19.6% to $1,672,844 for the year ended December 31, 2000 compared to $2,082,047 for the year ended December 31, 1999. This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses decreased slightly to 27.6% for the year ended December 31, 2000 from 27.8% from the year ended December 31, 1999.

         General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $882,409 for the year ended December 31, 2000 compared to $926,885 for the year ended December 31, 1999. As a percentage of revenues, general and administrative expense for the year ended December 31, 2000 were increased slightly to 14.5% compared to 12.4% for the year ended December 31, 1999. This increase was due primarily to the field support efforts given to the Atlanta unit and the travel and relocation costs associated with this task.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $157,365 for the year ended December 31, 2000 from $288,039 for the year ended December 31, 1999 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 2.6% for year ended December 31, 2000 and 3.8% for year ended December 31, 1999.

         Interest Income, Other (Expense) Income and Income Taxes. We had interest expense of $142,548 for year ended December 31, 2000 compared to interest expense of $165,127 for the year ended December 31, 1999. Interest expense for year ended December 31, 2000 and 1999 related primarily to long-term notes. On June 30, 2000 we converted Notes in the aggregate amount of $350,000 for 864,000 shares of common stock at a conversion price of $0.50 per share and $150,000 for 318,000 shares of common stock at a conversion price of $0.50 per share for $50,000 of the notes and $0.33 per share for $100,000 of the notes. We incurred a debt conversion expense of $601,512 in year ended December 31, 2000 as a result of these conversions. (See "Notes to Consolidated Financial Statements -- Note 10 -- Convertible Notes Payable").


Comparison of Years Ended December 31, 1999 and 1998

         Revenues. During the year ended December 31, 1999 we recorded revenues of $7,465,231 which included revenues of $1,452,027 from the fourth quarter. We incurred a net loss of $888,549 for the year ending December 31, 1999 or $.22 per share. During the year ended December 31, 1998, we recorded net sales of $9,689,207, which included net sales of $2,392,307 from the fourth quarter. We incurred a net loss of $80,572 for the year ending December 31, 1998 or $.02 per share.

         Cost of Sales. During the year ended December 31, 1999, we recorded a Cost of Sales, primarily food and beverage, of $2,234,650 or 29.9% of sales, increasing from 29.4% Cost of Sales figure for 1998.

         Gross Profit. Our Gross Profit decreased from $6,839,165 for the year ending December 31, 1998 to $5,230,581 for the year ending December 1999. This decrease is directly related to the closing of two of its units in June and July of 1999.

         Restaurant Operating Expenses. Our restaurant operating expenses for the year ending December 31, 1999 were $ 4,656,363 compared to $5,565,041 for 1998, which represents 62% and 57% respectively. This decrease is directly related to the closing of two of its units during 1999, and the related costs carried as a result of these closings.

         General and Administrative Expenses. Our general and administrative expenses ("G&A") increased from $605,013 6.2 % of sales in 1998 to $926,879 or 12.4% or of sales in 1999. In 1999 we incurred additional legal and other expenses in our restructuring strategy, the hiring, training and retraining of our management personnel, and the closing of our two units.

 FINANCIAL CONDITION AND LIQUIDITY

         Cash and Cash Equivalents as of December 31, 2000 increased by $74,144 to $83,360 from $9,216 as of December 31, 1999. Overall, Total Current Assets increased by $14,430 as of December 31, 2000 to $175,948 from $161,518 as of December 31, 1999. The increase in cash and all other assets was primarily due the increase in cash flow from operations.

         Our current liabilities decreased $409,291 as of December 31, 2000 to $1,523,705 from $1,932,996 as of December 31, 1999. This decrease was due primarily to the reduction of current portion of long-term debt as a result an exchange agreement for conversion these Notes to an equity interest in the company.

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

         For the year ended December 31, 2000, net cash provided by operating activities increased to $168,303 from $164,832 for the year ended December 31, 1999. This increase was primarily due to an decrease in net loss of $834,585 for the year ended December 2000 compared to a loss of $888,549 for the same period in 1999. There was a significant decrease in cash used in investing activities as of December 2000, $10,525 from $56,065 for period ended December 31, 1999 because there were no material property and equipment purchases during the year ended December 2000 as compared with the previous year. Net cash used in financing activities in 1999 changed from $131,872 to $83,634 in 2000 primarily due to the repayment of $100,000 of long-term debt in 1999.

         The effect of inflation has not been a factor upon either the operations or the financial condition of the company. Our business is not seasonal in nature.

Forward-looking Information

         Statements contained in this Form 10-KSB that are not historical facts, including, but not limited to, statements found in this Item 6, Management's Discussion and Analysis of financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in this Form 10-KSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: our ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-KSB


 ITEM 7  FINANCIAL STATEMENTS.

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

         MARK CAMPBELL, 40, was appointed President, CEO and Director on November 3, 1999. As the current CEO and President of SoulFood Concepts, Inc., Mark Campbell oversees operations of the Shark Bar and Mekka restaurants, a national chain in five locations across the United States.

Campbell's foray into the restaurant business began in 1996 when he opened the Soul Cafe', a 125 seat upscale casual dining restaurant in midtown Manhattan with partners actor Malik Yoba, and restaurateur Michael Vann. Mr. Campbell was a managing partner in the venture.

Prior to his entrance into the restaurant business, Campbell had an eight-year career as a Wall Street investment banker. He began his career in finance in 1989 and focused on private and public venture capital projects in the equities markets, primarily with start-up and small to mid-sized companies in the high technology and entertainment industries.

In 1995, Campbell parlayed his valuable banking experience from Wall Street, and successfully formed Kova Capital, LLC., a venture capital concern that provided strategic advisory services to entrepreneurs, and financed properties in the entertainment industry.

         BRIAN HINCHCLIFFE, Director, 44, was our financial founder in 1990 and assumed management responsibility in 1995. Mr. Hinchcliffe was a Vice President at Goldman Sachs for ten years before launching an entrepreneurial career. Mr. Hinchcliffe also serves as a member of the Board of Directors of Jordex Resources, Inc.

         MICHAEL VANN, 43 , Director , was our co-founder in 1990 and has served as a director since 1992. He also has served as our Vice President from 1992 through November 1996. Mr. Vann graduated from Western Michigan University in April 1979, earning a Bachelor's degree in marketing and retailing.

         KEITH T. CLINKSCALES, 36, has served as one of our directors since January 1997. Mr. Clinkscales is currently the Chairman and Chief Executive Officer of Vanguard Media. Mr. Clinkscales was the former President and CEO of VIBE Ventures, the urban music magazine and television show, since its inception in September 1993. Mr. Clinkscales is a magna cum laude graduate of Florida A&M University. He was the first student speaker for the prestigious School of Business and Industry Forum series, and the President of Kappa Alpha Psi fraternity.



Compliance with Section 16(a) of the Exchange Act

None of the directors have filed timely reports under Sec. 16(a) of the Exchange Act. The Company understands that it is the intention of such directors to file these reports promptly.

ITEM 10:  EXECUTIVE COMPENSATION

(a)      Cash Compensation.

         The following table sets forth all compensation in excess of $100,000 awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers") for the years ended December 31, 2000, 1999, and 1998.


                           SUMMARY COMPENSATION TABLE

                                                     Fiscal
Name and Principal position                          Year     Annual   Salary
---------------------------                          ----     ---------------
Mark Campbell                                        2000        $75,000
President and Chief Executive Officer

                                                     1999              0
                                                     1998              0


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

            Name and Address           Amount and Nature of
          of Beneficial Owner         Beneficial Ownership(1)(2)        Percent of Class
         Brian A. Hinchcliffe                1,052,523                         21%
         Mark Campbell                         400,000                        7.9%
         Michael D. Vann                       158,209                        3.1%
         Keith Clinkscales                     100,000                        1.9%
         Aton Ventures                         540,000                       10.7%
         Clarion Finanz AG                     424,000                        8.4%
         US Global Investors (Guernsey)LTD     318,000                        6.3%

            All Executive Officers and
            Directors as a group
            (4 persons)                      1,710,732                         34%


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

                  In addition, during January 1997, in order to finance our acquisitions, among other things, Mr. Hinchcliffe loaned us approximately $476,038, which loans bear interest at the rate of 10% per annum. See "Business
- Financing Transactions." On June 30, 2000, $300,000 of these advances were forgiven by the major stockholder and officer, and contributed to capital.

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(5) Incorporated by reference to the Company's annual report on Form 10-KSB/A for the year ended December 31, 1999.

     (b) REPORTS ON FORM 8-K. The Company did not file any Current Reports on Form 8-k during the fourth quarter ended December 31, 1999.

                                   Signatures

In accordance with section 13 or 15(d) of the Exchange act, the registrant caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.

                                Soulfood Concepts Inc.

Date: April 13, 2001             By: /s/ Mark Campbell
                                    ------------------------------------------
                                    Mark Campbell, Chief Executive Officer
                                    and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature and Title                                              Date





/s/ Mark Campbell                                            April 13, 2001
---------------------------
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer



/s/ Brian A. Hinchcliffe                                     April 13, 2001
-----------------------------------------
Brian A. Hinchcliffe, Director



/s/ Michael D. Vann                                          April 13, 2001
------------------------------------------------
Michael D. Vann, Director




                                                             April, 2000
--------------------------------------------
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999





                                INDEX                                   PAGE

Independent auditors' report                                              1


Consolidated balance sheets                                             2 - 3


Consolidated statements of operations                                   4 - 5


Consolidated statement of stockholders' equity (deficit)                  6


Consolidated statements of cash flows                                   7 - 8


Notes to consolidated financial statements                              9 - 24

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOULFOOD CONCEPTS, INC.

We have audited the accompanying consolidated balance sheets of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants

New York, New York
March 26, 2001

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                              December 31,
                                                               -----------------------------------
                                                                     2000                  1999
                                                               ---------------        ------------
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $     83,360           $     9,216
   Accounts receivable                                                 2,060                56,894
   Inventory                                                          67,942                69,120
   Prepaid expenses and other current assets                          22,586                26,288
                                                               -------------         -------------

      TOTAL CURRENT ASSETS                                           175,948               161,518


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,563,425 and $1,406,060 respectively            1,301,196             1,448,036


SECURITY DEPOSITS                                                    103,374                90,874
                                                                ------------        --------------

      TOTAL ASSETS                                                $1,580,518           $ 1,700,428
                                                                  ==========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                         December 31,
                                                                 ---------------------------
                                                                       2000         1999
                                                                 --------------- -----------
         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Bank overdraft                                                $           -   $    60,849
   Accounts payable                                                    545,118       404,339
   Accrued Expenses                                                    831,892       821,113
   Obligation under capital lease                                       31,695        31,695
   Current portion of long-term debt                                   115,000       615,000
                                                                 -------------   -----------

      TOTAL CURRENT LIABILITIES                                      1,523,705     1,932,996

DUE TO RELATED PARTY                                                   580,680       878,383

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                761        32,376

LONG-TERM DEBT                                                               -             -
                                                                 -------------   -----------

      TOTAL LIABILITIES                                              2,105,146     2,843,755
                                                                  ------------   -----------

COMMITMENTS AND CONTINGENCIES                                                -            -

MINORITY INTEREST                                                      126,630        81,392
                                                                 -------------   -----------

STOCKHOLDERS' DEFICIT
   Common stock, par value $.003; authorized
    14,500,000 shares; issued and outstanding
    5,268,177 and 3,998,177 shares, respectively                        15,805        11,995

   Additional paid-in capital                                        2,435,152       980,949

   Accumulated deficit                                              (3,099,015)   (2,217,663)

   Less cost of treasury stock - 10,000 common
    Shares in 2000                                                      (3,200)            -
                                                                 -------------   -----------

      TOTAL STOCKHOLDERS' DEFICIT                                     (651,258)   (1,224,719)
                                                                 -------------   -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                     $ 1,580,518   $ 1,700,428
                                                                   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For The Year Ended
                                                                                          December 31,
                                                                           -----------------------------------
                                                                                 2000                  1999
                                                                           ---------------       -------------


SALES                                                                        $ 6,047,643           $ 7,465,231

COSTS AND EXPENSES
   Cost of sales                                                               1,592,948             2,234,650
   Restaurant labor and related costs                                          1,787,363             2,574,310
   Depreciation and amortization of restaurant
    property and equipment                                                       157,365               288,039
   Other operating expenses                                                    1,672,844             2,082,047
                                                                            ------------          ------------
      Total restaurant operating expenses                                      5,210,520             7,179,046
                                                                            ------------          ------------

GENERAL AND ADMINISTRATIVE EXPENSES                                              882,409               926,885
                                                                           -------------         -------------

LOSS FROM OPERATIONS                                                             (45,286)             (640,700)
                                                                           -------------         --------------

OTHER EXPENSES
   Interest expense                                                              142,548               165,127
   Debt conversion expense                                                       601,513                     -
   Loss on abandonment of assets                                                       -                47,165
                                                                           -------------        --------------
      Total other expense                                                        744,061               212,292

LOSS BEFORE INCOME TAXES,
 AND MINORITY INTEREST                                                          (789,347)             (852,992)

PROVISION FOR INCOME TAXES                                                             -                     -
                                                                           -------------  --------------------

LOSS BEFORE MINORITY INTEREST                                                   (789,347)             (852,992)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                                                    (45,238)              (35,557)
                                                                           -------------        --------------

NET LOSS                                                                   $    (834,585)       $     (888,549)
                                                                           =============        ==============




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For The Year Ended
                                                   December 31,
                                    -----------------------------------
                                        2000                  1999
                                    -------------         -------------
LOSS PER COMMON SHARE
    BASIC AND DILUTED:
       Loss per common share           $(.18)                 $(0.22)
                                       =====                  ======









The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                    Common Stock           Additional
                                               --------------------         Paid-in        Accumulated
                                               Shares        Amount         Capital           Deficit
                                               ------        ------        ----------      -----------

Balance - December 31, 1998                   3,998,177     $  11,995      $ 980,949      $(1,264,129)

Partner Distributions                                 -             -              -          (64,985)

Net loss                                              -             -              -         (888,549)
                                             ----------     ---------      ---------      -----------

Balance - December 31, 1999                   3,998,177        11,995        980,949       (2,217,663)

Issuance of Common Stock                      1,270,000         3,810      1,454,203                -

Purchase of Treasury Stock                            -             -              -                -

Partner Distributions                                 -             -              -          (46,767)

Net loss                                              -             -              -         (834,585)
                                             ----------     ---------      ---------      -----------

Balance - December 31, 2000                   5,268,177   $    15,805     $2,435,152      $(3,099,015)
                                              =========   ===========     ==========      ===========



                                                                               Total
                                              Treasury Stock               Stockholders'
                                           Shares         Amount              Deficit
                                       ------------   --------------       -------------

Balance - December 31, 1998                    -          $        -       $  (271,185)

Partner Distributions                          -                   -           (64,985)

Net loss                                       -                   -          (888,549)
                                          -------         ----------         ---------

Balance - December 31, 1999                    -                   -        (1,224,719)

Issuance of Common Stock                       -                   -         1,458,013

Purchase of Treasury Stock                10,000              (3,200)           (3,200)

Partner Distributions                          -                   -           (46,767)

Net loss                                       -                   -          (834,585)
                                          ------          ----------         ---------

Balance - December 31, 2000               10,000          $   (3,200)      $  (651,258)
                                          ======           =========        ==========






The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For The Year Ended
                                                                                                   December 31,
                                                                                    -----------------------------------

                                                                                          2000                  1999
                                                                                    ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                           $  (834,585)          $  (888,549)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                                       157,365               288,039
      Loss attributed to minority interest                                                 45,238                35,557
      Debt conversion                                                                     601,513                     -
      Loss on abandonment of equipment                                                          -                47,165
      (Increase) Decrease in:
      Accounts receivable                                                                  54,834                (7,090)
      Inventory                                                                             1,178                51,655
      Prepaid expenses and other current assets                                             3,702                 4,285
      Other assets                                                                        (12,500)                    -
      (Decrease) Increase in:
      Accounts payable and accrued expenses                                               151,558               633,770
                                                                                      -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 168,303               164,832
                                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                     (10,525)             (117,929)
   Disposition of fixed assets                                                                  -                61,864
                                                                                      -----------           -----------
NET CASH USED BY INVESTING ACTIVITIES                                                     (10,525)              (56,065)
                                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                         (60,849)              (76,976)
   Repayment of debt                                                                            -              (101,826)
   Repayment of capital leases                                                            (31,615)              (19,353)
   (Decrease) increase in due to related party                                           (297,703)              131,268
   Partner distributions                                                                  (46,767)              (64,985)
   Increase in common stock                                                                   264                     -
   Increase in additional paid-in capital                                                 356,236                     -
   Purchase of treasury stock                                                              (3,200)                    -
                                                                                      -----------           -----------

NET CASH (USED) BY FINANCING ACTIVITIES                                                   (83,634)             (131,872)
                                                                                      -----------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       74,144               (23,105)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                               9,216                32,321
                                                                                      -----------           -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                               $    83,360           $     9,216
                                                                                      ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     For The Year Ended
                                                                        December 31,
                                                          ----------------------------------

                                                               2000                  1999
                                                          --------------       -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest expense                                    $     70,271          $     69,060
                                                          ============          ============
      Income taxes                                        $     12,738         $       6,130
                                                          ============         =============



NON-CASH INVESTING AND FINANCING ACTIVITIES:

December 31, 2000
On June 30, 2000, several notes payable to outside parties (see Notes 10 and 11) were converted to 1,182,000 shares of stock.

On December 31, 2000, warrants were exercised in exchange for a payable of 188,000 shares of common stock.

























The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a)       Nature of Operations
                  The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, Los Angeles, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine (see Note 15):

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

                  7) Shark Catering Corp. ("Catering"), incorporated under the laws of New York on May 14, 1992 (owned 100% by the Company) - currently inactive; and

                  8) TWS Restaurant Corp. ("TWS"), incorporated under the laws of New York on May 1, 1995 (owned 100% by the Company) - currently inactive.

                  All significant intercompany accounts and transactions have been eliminated in consolidation.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

         b)       Basis of presentation
                  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2000, the Company has a working capital deficit of $1,347,757 and an accumulated deficit of $3,099,015. Additionally, the Company has defaulted on certain notes; however, the note holders have agreed to not seek relief as the Company attempts to restructure the debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                  o The Company temporarily closed its Chicago operation in July 1999. Chicago experienced an operating loss in 1999 approximating $222,000 before any corporate overhead burden. Negotiations are in process to lease the restaurant to a hotel chain.

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

                  Management believes that the aforementioned plan to revise the Company's operations along with the additional funds raised through the equity financing raised by the private placement will be sufficient to support its operations during the twelve month period following December 31, 2001, and will provide the opportunity to continue as a going concern.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

         f)       Accounts receivable
                  Accounts receivable consist of charges due from credit card companies and others. As of December 31, 2000 and 1999, no allowance for doubtful accounts is necessary.

         g)       Inventory

                  Inventory is valued at the lower of cost or market under the first in first out method of costing.

         h)       Property and equipment

                  Property and equipment is valued at cost and is depreciated over the asset's estimated useful lives, utilizing the straight line method. Leasehold improvements are amortizable over the life of the lease or estimated useful lives, whichever is shorter.

         i)       Concentration of credit risk

                  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

         j)       Advertising costs
                  Advertising costs are expensed as incurred and included in restaurant operating expenses. For the years ended December 31, 2000 and 1999, advertising expense amounted to $13,253 and $36,737, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

         k)       Income taxes

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

         l)       Fair value of financial instruments

                  The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 2000 and 1999.

           m)     Long-lived assets

                  Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the owner's carrying amount or fair value less cost to sell.

           n)     Stock-based compensation

                  The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

           o)     Loss per share

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

           o)     Loss per share (continued)

                  The shares used in the computation were as follows:
                                                       December 31,
                                               ----------------------------
                                                  2000             1999
                                               -----------     -----------
                  Basic and Diluted             4,557,944        3,998,177
                                               ==========        =========

           p)     Comprehensive income

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, the Company has no items that represent comprehensive income, and therefore has not included a schedule of comprehensive income in the financial statements.

           q)     Recent accounting pronouncements

                  Additionally, during 1998, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 2000 and 1999 fiscal years.

                  SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 2000.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 2 - INVENTORY

                  Inventory consisted of the following:

                                                                                            December 31,
                                                                                  ------------------------------
                                                                                        2000             1999
                                                                                  ---------------  ----------------
                  Food                                                            $      15,535    $      18,059
                  Beverage                                                               52,407           51,061
                                                                                 --------------   --------------
                                                                                  $      67,942    $      69,120
                                                                                  =============    =============

NOTE 3 - PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                                                                                             December 31,
                                                                                 -------------------------------
                                                                                      2000               1999
                                                                                --------------      ---------------
                  Furniture, Fixtures and Equipment                                $ 2,119,401       $ 2,108,876
                  Leasehold Improvement                                                745,220           745,220
                                                                                 -------------     -------------
                                                                                     2,864,621         2,854,096
                  Less: Accumulated Depreciation                                     1,563,425         1,406,060
                                                                                  ------------      ------------
                  Property and equipment, net                                      $ 1,301,196       $ 1,448,036
                                                                                   ===========       ===========

                  Depreciation expense for the years ending December 31, 2000 and 1999 was $157,365 and $288,039, respectively.

                  Cost of assets acquired pursuant to capital leases included above are as follows:

                                                                                              December 31,
                                                                                  ------------------------------
                                                                                      2000               1999
                                                                                  -------------     ------------
                  Furniture, Fixtures and Equipment                                $    42,151       $    42,151
                                                                                   ===========       ===========

NOTE 4 - ACCRUED EXPENSES

                  The Company had the following accrued expenses:

                                                                                              December 31,
                                                                                 -------------------------------
                                                                                      2000               1999
                                                                                 -------------      ------------
                  Payroll and Sales Taxes                                          $   452,621      $    323,839
                  Professional Fees                                                     20,000           200,076
                  Other Operating Expenses                                             228,345           197,353
                  Interest                                                              95,926            68,980
                  Penalties                                                             35,000            30,865
                                                                                 -------------    --------------
                                                                                   $   831,892      $    821,113
                                                                                   ===========      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 5 -          RELATED PARTY TRANSACTION

                  Due to related parties consists of the following:
                  (See Note 15)                                                              December 31,
                                                                                ----------------------------------
                                                                                      2000               1999
                                                                                ---------------     ---------------
                 Advances from a major shareholder and officer of the Company, payable on demand. Principal payments commence in March 2002.
                  Interest has been accrued on these advances at 10% per annum.    $  543,383        $  543,383

                  Advances from a major shareholder and officer of the Company.
                  These advances are convertible into preferred stock. Interest has been accrued on these advances at 10% per annum. On June
                  30, 2000, $300,000 of these advances were forgiven by the
                  major stockholder and officer, and
                  contributed to capital.                                              37,297           335,000
                                                                                   -----------       -----------

                                                                                   $  580,680        $  878,383
                                                                                    ==========        ==========
NOTE 6 - LONG-TERM DEBT

                  Long-term debt consists of the following:
                                                                                              December 31,
                                                                                 -------------------------------

                                                                                      2000               1999
                                                                                ---------------     ---------------

                  The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes were converted
                  on June 30, 2000 (see Notes 10 and 11).                                  -         $  350,000

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 6 - LONG-TERM DEBT (Continued)

                                                                                                  December 31,
                                                                                     ------------------------------
                                                                                         2000             1999
                                                                                     -------------   --------------
                  The Company received $265,000 from the sale of three
                   convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes were due January 26, 2000. $150,000 of these notes were converted into common stock on June 30, 2000. Interest is due semi-annually and any unpaid amounts have been accrued
                   (see Notes 10 and 11).                                                115,000         265,000
                                                                                      -----------      ----------

                  Total                                                                  115,000         615,000

                  Less:  Current Portion                                                (115,000)       (615,000)
                                                                                      -----------      ---------

                  Long-Term Debt                                                      $        -      $       -
                                                                                      ==========      ==========

NOTE 7 - INCOME TAXES

                  The components of the provision (benefit) for income taxes is as follows:

                                                                                              December 31,
                                                                                 -------------------------------

                                                                                      2000               1999
                                                                                ---------------     --------------
                  Current tax expense
                    U.S. federal                                                $             -     $            -
                    State and local                                                           -                  -
                                                                                ---------------     --------------
                  Total current                                                               -                  -

                  Tax benefit of net operating loss carryforwards                             -                  -
                                                                                ---------------     --------------
                  Provision for income taxes                                                  -                  -
                                                                                ---------------     --------------

                  Deferred tax expense
                    U.S. federal                                                              -                  -
                    State and local                                                           -                  -
                                                                                ---------------     --------------
                  Total deferred                                                              -                  -
                                                                                ---------------     --------------

                  Total provision from continuing operations                    $             -     $            -
                                                                                ===============     ==============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 7 - INCOME TAXES (Continued)

                  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                  Federal income tax rate                                         (34.0)%               (34.0)%
                  Deferred tax charge (credit)                                        -                     -
                  Effect on valuation allowance                                    34.0 %                34.0 %
                  State income tax, net of federal benefit                            -                     -
                  Effective income tax rate                                      ---------               -------
                                                                                     0.0%                 0.0 %

                  At December 31, 2000, the Company had net carryforward losses of approximately $2,369,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                  Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 are as follows:

                  Deferred tax assets
                  Loss carryforwards                         $   425,000
                  Less:  Valuation allowance                    (425,000)
                                                             -----------
                  Net deferred tax assets                    $         -
                                                             ===========

                  Net operating loss carryforwards expire starting in 2008 through 2015. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

                                                                                   Operating          Capital
                                                                                    Leases              Leases
                                                                               --------------       --------------
                  2001                                                           $    601,118       $     23,016
                  2002                                                                594,271             12,437
                  2003                                                                512,005                  -
                  2004                                                                512,055                  -
                  2005 and thereafter                                               3,202,126                  -
                                                                                 ------------       ------------
                  Total minimum lease payments                                    $ 5,421,575             35,453
                                                                                  ===========
                  Less: Amounts representing interest                                                     (2,997)
                                                                                                    ------------
                  Present value of future minimum lease payments                                          32,456
                  Less:  Current maturities                                                              (31,695)
                                                                                                    ------------
                  Total                                                                              $       761
                                                                                                    ============

                  Rent expense under operating leases for the years ended December 31, 2000 and 1999 was $597,814 and $538,049, respectively.

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

NOTE 9 - MINORITY INTEREST

                  The Company, through its subsidiary 7 West, is the general partner in Avenue A. 7 West owns a 60% general partnership interest and a 2% limited partnership interest. Accordingly, the minority interest represents a 38% limited partnership interest. As of December 31, 2000 and 1999, the minority interest equals $126,630 and $81,392, respectively.

NOTE 10 -         CONVERTIBLE NOTES PAYABLE

                  On May 21, 1997, Chicago sold an aggregate of $350,000 of 10% Convertible Secured Notes (the "10% Notes"). The 10% Notes bear interest at the rate of 10% per annum on the principal sum outstanding. Interest was payable semi-annually on June 30 and December 31. The holders of the 10% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 10% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $3.00 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. On June 30, 2000, the notes were converted for 864,000 shares of common stock at a conversion price of $0.50 per share. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $446,288.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 10 -         CONVERTIBLE NOTES PAYABLE (Continued)

                  On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding. Interest was payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amounts of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. On June 30, 2000, $150,000 of the notes were converted for 318,000 shares of common stock at a conversion price of $0.50 per share for $50,000 of the notes and $0.33 per share for $100,000. The Company has recorded a financing cost attributable to the beneficial conversion feature in the amount of $155,225.

                  The Notes were secured by all assets held by Chicago and Atlanta, with the exception of the point of sale computer systems.

NOTE 11 -         WARRANTS

                  The Company has issued outstanding warrants to purchase up to 289,741 shares of common stock.

                  On February 4, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant was exercisable on or before February 4, 2000 at an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrant was not exercised.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 11 -         WARRANTS (Continued)

                  Pursuant to the terms of an Engagement Letter dated February 5, 1997, between the Company and Commonwealth Associates ("CA"), whereby CA was engaged to render corporate finance and other financial service matters, the Company granted to CA warrants to purchase 208,241 shares of Common Stock at an exercise price of $.01 per share. On December 31, 2000, CA exercised the warrants to purchase 188,000 shares of Common Stock at $0.10 per share as a settlement for their services.

NOTE 12 -         SEGMENT INFORMATION

                  During 2000 and 1999, the Company had six reportable restaurant segments and one management company;

                           a)      SRC
                           b)      LA (ceased operations - July 1999)
                           c)      Chicago (ceased operations - July 1999)
                           d)      Atlanta
                           e)      Avenur A
                           f)      7 West (management company)

                  Soulfood Concepts, Inc. and Subsidiaries:

                                                                          Year Ended
                                                                          December 31,
                                                               --------------------------------
                                                                   2000               1999
                                                               ---------------   --------------
                             Sales:

                                    SRC $  2,647,873            $ 2,586,266
                                    LA                                    -             666,516
                                    Chicago                               -             754,985
                                    Atlanta                       2,080,132           2,216,290
                                    7 West                                -                   -
                                    Avenue A                      1,319,638           1,241,174
                                                               ------------        ------------
                             Total sales                       $  6,047,643         $ 7,465,231
                                                               ============         ===========

                             Cost of sales:
                                    SRC                        $    691,875         $   683,623
                                    LA                              (13,365)            215,631
                                    Chicago                         (26,062)            281,813
                                    Atlanta                         591,496             709,322
                                    7 West                                -                   -
                                    Avenue A                        349,004             344,261
                                                               ------------       -------------
                             Total cost of sales               $  1,592,948         $ 2,234,650
                                                               ============         ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 -         SEGMENT INFORMATION (Continued)

                                                                                   Year Ended
                                                                                   December 31,
                                                                      ----------------------------------
                                                                            2000               1999
                                                                       ----------------   --------------
                             Restaurant operating expenses:
                                    SRC                                 $  1,292,943         $ 1,288,075
                                    LA                                       124,834             562,053
                                    Chicago                                  152,428             696,029
                                    Atlanta                                1,113,907           1,354,048
                                    7 West                                         -                   -
                                    Avenue A                                 792,341             756,158
                                    Corporate                                      -                   -
                                                                        ------------         -----------
                             Total restaurant operating expenses        $  3,476,453         $ 4,656,363
                                                                        ============         ===========

                             Other corporate expenses:
                                    SRC                                 $          -         $         -
                                    LA                                             -                   -
                                    Chicago                                        -                   -
                                    Atlanta                                        -                   -
                                    7 West                                         -                   -
                                    Avenue A                                       -                   -
                                    Corporate                                873,660             974,044
                                                                       -------------       -------------
                             Total other corporate expenses            $     873,660        $    974,044
                                                                       =============        ============

                             Depreciation and amortization expense:
                                    SRC                                $       21,867       $     19,210
                                    LA                                             -              31,073
                                    Chicago                                        -              75,415
                                    Atlanta                                  107,598             126,892
                                    7 West                                         -                   -
                                    Avenue A                                  26,379              21,245
                                    Corporate                                  1,521              14,204
                                                                      --------------      --------------
                             Total depreciation and amortization
                               expense                                 $     157,365        $    288,039
                                                                       =============        ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 -         SEGMENT INFORMATION (Continued)

                                                                                                Year Ended
                                                                                                December 31,
                                                                                   ----------------------------------
                                                                                         2000               1999
                                                                                    ----------------   --------------
                             Income (loss) from operations:
                                    SRC                                             $     641,188        $    595,359
                                    LA                                                   (111,468)           (142,241)
                                    Chicago                                              (126,366)           (298,271)
                                    Atlanta                                               267,132              26,028
                                    7 West                                                      -              24,823
                                    Avenue A                                              151,914              94,685
                                    Corporate                                            (883,932)           (988,248)
                                                                                   --------------       -------------
                             (Loss) income from operations:                        $      (61,532)       $   (687,865)
                                                                                   ==============        ============

                             Identifiable assets:
                                    SRC                                            $      115,694       $      35,237
                                    LA                                                    482,128             513,966
                                    Chicago                                               363,336             385,603
                                    Atlanta                                               415,863             480,796
                                    7 West                                                  2,228                  60
                                    Avenue A                                              148,033             136,620
                                    Corporate                                              53,236             148,146
                                                                                 ----------------       -------------
                             Total assets                                           $   1,580,518         $ 1,700,428
                                                                                    =============         ===========

NOTE 13 -   STOCK PLANS

a)       Incentive Plan
         In 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan") for officers, directors, employees, and consultants of the Company or any of its subsidiaries. The 1997 Plan, as originally adopted, authorizes the issuance of up to 500,000 shares of common stock upon the exercise of stock options or in connection with the issuance of restricted stock. The 1997 Plan authorizes the granting of stock options and restricted options and restricted stock to employees, officers, directors and consultants of the Company and its subsidiaries and non-discretionary automatic awards of stock options to its non-employee directors. Each option has a maximum term of ten years from the date of the grant, subject to early termination. The Company may determine the exercise price, provided that such price may not be less than the fair market value of the common stock on the date of grant. No options have been granted to date.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 13 -   STOCK PLANS (Continued)

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

NOTE 14 -   EARNINGS PER SHARE

         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because their effect would have been antidilutive are as follows:

                                                  December 31,
                                      ---------------------------------
                                           2000               1999
                                      ----------------   --------------
              Warrants                $             -     $    289,741
                                      ================    =============

NOTE 15 -  SUBSEQUENT EVENTS

          The Company is in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and the Company anticipates finalizing the sale in April 2001.

          The Company is in the process of negotiating with a hotel chain regarding leasing a new restaurant in Chicago.