Form 10QSB
period 2001-03-31
SOULFOOD CONCEPTS INC
filed 2001-05-23
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                               ----------------

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number:       0-30301
                       --------------


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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's only class of common stock, par value $.03 per share, as of May 15, 2001 was 5,268,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                        FOR PERIOD ENDING MARCH 31, 2001

                                                                               PAGE
PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2001 (unaudited)
            and December 31, 2000 ............................................... 3

            Consolidated Statements of Operations (unaudited) for the three
            Months ended March 31, 2001 and March 31, 2000 ...................... 5

            Consolidated Statements of Cash Flows  (unaudited) for the period ended March 31, 2001 andMarch 31, 2000 ....................... 6

            Notes to Consolidated Financial Statements .......................... 7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations .......................16

Part II  OTHER INFORMATION ......................................................18

Item 6      Exhibit and Reports on Form 8-K......................................18

Signatures ......................................................................19



                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                   March 31,         December 31,
                                                                     2001                2000
                                                                  ----------          ----------
       ASSETS                                                     (Unaudited)        (Audited)
CURRENT ASSETS
    Cash and cash equivalents                                     $   66,286          $   83,360
    Accounts receivable                                                2,060               2,060
    Inventory                                                         61,639              67,942
    Prepaid expenses and other current assets                         20,768              22,586
                                                                  ----------          ----------
       TOTAL CURRENT ASSETS                                          150,753             175,948


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,598,459 and $1,563,425, respectively           1,272,575           1,301,196

SECURITY DEPOSITS                                                    103,374             103,374
                                                                  ----------          ----------

       TOTAL ASSETS                                               $1,526,702          $1,580,518
                                                                  ==========          ==========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          March 31,     December 31,
                                                            2001            2000
                                                         -----------    -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)      (Audited)
CURRENT LIABILITIES
    Accounts payable                                     $   586,708    $   545,118
    Accrued expenses                                         832,813        831,892
    Obligation under capital lease                            22,902         31,695
    Current portion of long-term debt                        115,000        115,000
    Due to related party                                     101,168           --
                                                         -----------    -----------

       TOTAL CURRENT LIABILITIES                           1,658,591      1,523,705

DUE TO RELATED PARTY                                         522,612        580,680

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                   17,513            761

LONG-TERM DEBT                                                  --             --
                                                         -----------    -----------

       TOTAL LIABILITIES                                   2,198,716      2,105,146
                                                         -----------    -----------


COMMITMENTS AND CONTINGENCIES                                   --             --

MINORITY INTEREST                                            142,931        126,630
                                                         -----------    -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding
     5,268,177 shares                                         15,805         15,805

    Additional paid-in capital                             2,435,152      2,435,152

    Accumulated deficit                                   (3,262,702)    (3,099,015)

    Less cost of treasury stock - 10,000 common shares        (3,200)        (3,200)
                                                         -----------    -----------

       TOTAL STOCKHOLDERS' DEFICIT                          (814,945)      (651,258)
                                                         -----------    -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                            $ 1,526,702    $ 1,580,518
                                                         ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For The Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                     2001             2000
                                                  -----------    -----------
SALES                                             $ 1,447,037    $ 1,624,699
                                                  -----------    -----------

COSTS AND EXPENSES
    Cost of sales                                     410,734        413,449
    Restaurant labor and related costs                452,024        466,546
    Depreciation and amortization of restaurant
      Property and equipment                           35,034         38,371
    Other operating expenses                          404,664        411,597
                                                  -----------    -----------
       Total restaurant operating expenses          1,302,456      1,329,963
                                                  -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES                   257,054        193,344
                                                  -----------    -----------

INCOME (LOSS) FROM OPERATIONS                        (112,473)       101,392

OTHER EXPENSES
    Interest Expense                                   34,913         46,179
                                                  -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND MINORITY INTEREST                  (147,386)        55,213

PROVISION FOR INCOME TAXES                               --             --
                                                  -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST               (147,386)        55,213

MINORITY INTEREST IN THE INCOME OF
  CONSOLIDATED SUBSIDIARY                             (16,301)       (15,787)
                                                  -----------    -----------

NET INCOME (LOSS)                                 $  (163,687)   $    39,426
                                                  ===========    ===========

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                             $      (.03)   $       .01
                                                  ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   For The Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                       2001          2000
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $(163,687)   $  39,426
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                    35,034       38,371
       Loss attributed to minority interest             16,301       15,787
       (Increase) Decrease in:
       Accounts receivable                                --         45,332
       Inventory                                         6,303          701
       Prepaid expenses and other current assets         1,818        5,518
       Other Assets                                       --        (13,500)
       (Decrease) Increase in:
       Accounts payable & accrued expenses              42,511       14,980
                                                     ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES              (61,720)     146,615
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (6,413)      (6,204)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                        --        (60,849)
    Increase in capital leases                           7,959       (6,737)
    Increase in due to related party                    43,100         --
                                                     ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        51,059      (67,586)
                                                     ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              (17,074)      72,825
CASH AND CASH EQUIVALENTS - January 1,                  83,360        9,216
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS - March 31,                $  66,286    $  82,041
                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                      $  17,568    $   4,806
                                                     =========    =========
       Taxes                                         $   4,760    $   7,459
                                                     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

     b)  Basis of Presentation
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2001, the Company has a working capital deficit of $1,507,838 and an accumulated deficit of $3,262,702. Additionally, the Company has defaulted on certain notes; however, the note holder has agreed to not seek relief as the Company attempts to restructure the debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     c)  Earnings Per Share
         The computation of primary earnings per share is based on the weighted-average number of outstanding common shares during the period.

     d)  Unaudited Interim Information
         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

         Inventory consisted of the following at:


                                        March 31,    December 31,
                                          2001          2000
                                       ---------     ---------
         Food                          $  14,430     $  15,535
         Beverage                         47,209        52,407
                                       ---------     ---------
                                       $  61,639     $  67,942
                                       =========     =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and Equipment is summarized as follows:

                                                                                    March 31,       December 31,
                                                                                      2001             2001
                                                                                  ------------      -----------
         Furniture, Fixtures & Equipment                                          $  2,125,814      $ 2,119,401
         Leasehold Improvement                                                         745,220          745,220
                                                                                  ------------      -----------
                                                                                     2,871,034        2,864,621
         Accumulated Depreciation                                                    1,598,459        1,563,425
                                                                                  ------------      -----------
                                                                                  $  1,272,575      $ 1,301,196
                                                                                  ============      ===========


         Depreciation and amortization expense of property and equipment for the three months ended March 31, 2001 and 2000 was $35,034 and $38,371, respectively.

NOTE 4 - ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                    March 31,       December 31,
                                                                                      2001             2001
                                                                                  ------------      -----------
         Payroll and sales taxes                                                  $    440,763      $   452,621
         Professional fees                                                             197,495          165,900
         Other operating expenses                                                       49,582           82,445
         Interest                                                                      109,973           95,926
         Penalties                                                                      35,000           35,000
                                                                                  ------------      -----------
                                                                                  $    832,813      $   831,892
                                                                                  ============      ===========

NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:

                                                                                    March 31,       December 31,
                                                                                      2001             2001
                                                                                  ------------      -----------
         Advance from the president of the Company,
         payable on demand, with no interest.                                   $       43,100     $          -

         Advances from a major stockholder and officer of the Company, to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2002. Interest has been accrued on these advances
         at 8% per annum.                                                              580,680          580,680
                                                                                  ------------      -----------
                                                                                       623,780          580,680
         Less:  current portion                                                        101,168                -
                                                                                  ------------      -----------
         Long-term portion                                                       $     522,612      $   580,680
                                                                                 =============      ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   March 31,      December 31,
                                                                                    2001              2000
                                                                                -------------      ------------
         The Company received $115,000 from the sale of two convertible secured notes to an entity and an individual in January 1998 with interest payable at 8% per annum. The notes were
         due January 26, 2000.  The notes were not repaid.
         Interest is due semi-annually and any unpaid
         amounts have been accrued (see Note 9).                                $     115,000      $    115,000

         Less:  Current Portion                                                      (115,000)         (115,000)
                                                                                -------------      ------------

         Long-Term Debt                                                         $           -      $          -
                                                                                =============      ============


NOTE 7 - INCOME TAXES

         The components of the provision for income taxes is as follows:

                                                                                           March 31,
                                                                                -------------------------------
                                                                                    2001              2000
                                                                                -------------      ------------
           Current tax expense
             U.S. federal                                                       $           -      $          -
             State and local                                                                -                 -
                                                                                -------------      ------------
           Total current                                                                    -                 -

           Tax benefit of net operating loss carry-forwards                                 -                 -
                                                                                -------------      ------------
           Provision for income taxes                                                       -                 -
                                                                                -------------      ------------

           Deferred tax expense
             U.S. federal                                                                                     -
             State and local                                                                -                 -
                                                                                -------------      ------------
           Total deferred                                                                   -                 -
                                                                                -------------      ------------
           Total provision from continuing operations                           $           -      $          -
                                                                                =============      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 7 -  INCOME TAXES (Continued)

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal income tax rate                            (34.0)%
          Deferred tax charge (credit)                           -
          Effect on valuation allowance                       34.0%
          State income tax, net of federal benefit               -
                                                            ------
          Effective income tax rate                            0.0%
                                                            ======

          At March 31, 2001, the Company had net carryforward losses of approximately $1,290,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:
                                                       Operating     Capital
                                                         Leases      Leases
                                                      -----------  ----------
          2001                                        $   451,049  $   17,262
          2002                                            594,271      27,147
          2003                                            512,055           -
          2004                                            512,055           -
          2005 and thereafter                           3,202,126           -
                                                      -----------  ----------
          Total minimum lease payments                $ 5,271,556      44,409
                                                      ===========  ==========
          Less: Amounts representing interest                          (3,994)
                                                                   ----------
          Present value of future minimum lease payments               40,415
          Less:  Current maturities                                   (22,902)
                                                                   ----------
          Total                                                    $   17,513
                                                                   ==========

          Rent expense under operating leases for the three months ended March 31, 2001 and 2000, was $150,069 and $143,558, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 9 -    CONVERTIBLE NOTES PAYABLE

            On January 26, 1998, Atlanta sold an aggregate of $115,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding and matured on January 26, 2000. Interest is payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. The 8% Notes were not repaid.

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

            The Notes are secured by all assets held by Atlanta, with the exception of the point of sale computer systems.

NOTE 10 -   SEGMENT INFORMATION

            During 2001 and 2000, the Company had six reportable restaurant segments and one management company:

            a)   SRC
            b)   LA (ceased operations - July 1999)
            c)   Chicago (ceased operations - July 1999)
            d)   Atlanta
            e)   Avenue A
            f)   7 West (management company)

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 10 - SEGMENT INFORMATION (Continued)

          Soulfood Concepts, Inc. and Subsidiaries:

                                                               For the Years Ended
                                                                    March  31,
                                                         --------------------------------
                                                             2001                 2000
                                                         ------------        ------------
          Sales:
                   SRC                                   $    633,952        $    669,620
                   LA                                               -                   -
                   Chicago                                          -                   -
                   Atlanta                                    478,638             626,103
                   7 West                                           -                   -
                   Avenue A                                   334,447             328,976
                                                         ------------        ------------
          Total sales                                    $  1,447,037        $  1,624,699
                                                         ============        ============

          Cost of sales:
                   SRC                                   $    170,414        $    170,438
                   LA                                               -                   -
                   Chicago                                     (2,288)                  -
                   Atlanta                                    155,402             156,263
                   7 West                                           -                   -
                   Avenue A                                    87,206              86,748
                                                         ------------        ------------
          Total cost of sales                            $    410,734        $    413,449
                                                         ============        ============

          Restaurant operating expenses:
                   SRC                                   $    317,730        $    332,901
                   LA                                          27,435              36,356
                   Chicago                                     33,806              37,822
                   Atlanta                                    288,520             285,157
                   7 West                                           -                   -
                   Avenue A                                   189,197             185,907
                   Corporate                                        -                   -
                                                         ------------        ------------
          Total restaurant operating expenses            $    856,688        $    878,143
                                                         ============        ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 10 - SEGMENT INFORMATION (Continued)

                                                          For the Years Ended
                                                                March  31,
                                                        --------------------------
                                                           2001            2000
                                                        -----------    -----------
          Other corporate expenses:
                   SRC                                  $      --      $      --
                   LA                                          --             --
                   Chicago                                     --             --
                   Atlanta                                     --             --
                   7 West                                      --             --
                   Avenue A                                    --             --
                   Corporate                                257,054        193,344
                                                        -----------    -----------
          Total other corporate expenses                $   257,054    $   193,344
                                                        ===========    ===========

          Depreciation and amortization expense:
                   SRC                                  $     4,923    $     4,879
                   LA                                          --             --
                   Chicago                                     --             --
                   Atlanta                                   22,099         26,771
                   7 West                                      --             --
                   Avenue A                                   6,810          6,428
                   Corporate                                  1,202            293
                                                        -----------    -----------
          Total depreciation and amortization expense   $    35,034    $    38,371
                                                        ===========    ===========

          Income (loss) from operations:
                   SRC                                  $   140,885    $   161,402
                   LA                                       (27,435)       (36,356)
                   Chicago                                  (31,518)       (37,822)
                   Atlanta                                   12,617        157,912
                   7 West                                      --             --
                   Avenue A                                  51,234         49,893
                   Corporate                               (258,256)      (193,637)
                                                        -----------    -----------
          Income from operations                        $  (112,473)   $   101,392
                                                        ===========    ===========

          Identifiable assets:
                   SRC                                  $   123,242    $   117,861
                   LA                                       482,127        487,626
                   Chicago                                  366,436        385,603
                   Atlanta                                  385,803        503,076
                   7 West                                        60             60
                   Avenue A                                 117,285        165,844
                   Corporate                                 50,747         41,465
                                                        -----------    -----------
          Total assets                                  $ 1,525,700    $ 1,701,535
                                                        ===========    ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 11 - SUBSEQUENT EVENTS

          The Company is in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and the Company anticipates finalizing the sale in June 2001.

          The Company is in the process of negotiating with a hotel chain regarding leasing the existing restaurant space in Chicago.

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

     As of March 31, 2001 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. As of the date of this report, a commitment from a buyer is being finalized and we anticipate finalizing the sale in June 2001.

RESULTS OF OPERATIONS
---------------------

     Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the three months ended March 31, 2000 decreased by approximately 10% to $1,447,037 from sales of $1,624,699 during the three months ended March 31, 2000. This decrease in revenue was a result of a decrease in sales in our New York unit due to inclement weather conditions during the winter months, and we realized an unusual significant boost in sales in January of 2000 in our Atlanta unit as a result of the Super Bowl.

     Cost of Revenue. We incurred coat of revenues from continuing operations of $410,734 for the three months ended March 31, 2001 and $413,449 for the three months ended March 31, 2000. As a percentage of net revenues, cost of revenues from continuing operations was 28% for the period ended March 31, 2001 and 25% for the period ended March 31, 2000. This decrease in cost of revenues was a result of the decrease in revenue.

     Use of EBITDA. This discussion includes, among other factors, an analysis of operating income before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the business of significant amounts of amortization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the business, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. For the period ended March 31, 2001 we realized EBITDA income of $179,615 or 12.4% of revenue compared to EBITDA income of $333,107 or 20% of revenue for the period ended March 31, 2000.

     Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $14,522 or 3% to $452,024 for the period March 31, 2001 from $466,546 for the period ended March 31, 2000. As a percentage of revenue labor costs increased to 31% for period ended March 31, 2001 compared to 29% for the period ended March 31, 2000.

     Other Operating Expenses. Other operating expenses consists of occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased $6,933 or 1.7% to $404,664 for the period ended March 31, 2001 compared to $411,597 for the same period the previous year. As a percentage of revenues restaurant operating expenses increased slightly to 27% for the period ended March 31, 2001 from 25% for the period ended March 31, 2000.

     General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $257,054 for the period ended March 31, 2001 compared to $193,244 for the period ended March 31, 2000. As a percentage of revenues, general and administrative expense for the period ended March 31, 2001 increased to 17.7% compared to 12% for the year ended December 31, 1999. This increase was due primarily to the field support efforts given to the Atlanta unit, the travel and relocation costs associated with this task, and the costs related with the 10 year anniversary celebration for the company held at Madison Square Garden.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $35,034 for the period ended March 31, 2001 from $38,371 for the period ended March 31, 2000. As a percentage of revenues depreciation and amortization were 2.4% for period ended March 31, 2001 and 2.3% for period ended March 31, 2000.

     Interest Income, Other (Expense) Income and Income Taxes. We had interest expense of $34,913 for period ended March 31, 2001 compared to interest expense of $46,179 for the period ended March 31, 2000. Interest expense for both periods relates primarily to long-term notes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased to $(61,720) for the period ended March 31, 2001 from $146,615 for the period ended March 31, 2000, primarily due to the net loss. Investing activities used $6,413 for the period ended March 31, 2001 compared to $6,204 for the same period last year. Financing activities were increase to $51,059 for the period ended March 31, 2001 from $(67,586) for the same period last year primarily because of a loan made to the company in February 2001 by its president.

     Cash at March 31, 2001 was $66,286 which decreased from $82,041 at March 31, 2000 due to a net loss. Total assets were $1,526,702 for period ended March 31, 2001 which was slightly decreased from period ending December 2000 at $1,580,518. Total liabilities increased $93,570 to $2,198,716 from $2,105,146.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        NONE

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.


Date:  May 22, 2001                         By: /s/ Mark Campbell
     ---------------------                      --------------------------
                                                Mark Campbell
                                                Chief Executive Officer,
                                                President and Director
                                                (principal accounting officer)