Form 10KSB/A
period 1999-12-31
SOULFOOD CONCEPTS INC
filed 2001-07-25
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                 FORM 10-KSB/A-2

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

     As of December 31, 1999, we operated three full service restaurants in locations in New York City, and Atlanta. The Company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. We have traditionally funded our growth through sales of equity, convertible notes and debt financing

     The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We will sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in early spring 2000 under the name The Shark Bar(R) Restaurant, Chicago. The flagship Shark Bar(R) and Mekka(R) Restaurants are located in Manhattan, New York. The third operating unit, a Shark Bar Restaurant, is located in Atlanta, Georgia.

RESULTS OF OPERATIONS


Comparison of Years Ended December 31, 1999 and 1998

     Revenues. Revenue was generated from the sale of food and beverages for the year ended December 31, 1999, 1998 and 1997 from restaurant units. During the year ended December 31, 1999 we recorded net sales of $7,465,231 which included net sales of $1,452,027 from the fourth quarter, compared to net sales during the year ended December 31, 1998 of $9,689,207, which included sales of $2,392,307 from the fourth quarter. Sales revenue for the year ending December 31, 1999 decreased 22% from 1998 and fourth quarter revenue decreased by 39% from fourth quarter sales in 1998. We incurred a net loss of $888,549 for the year ending December 31, 1999 or $.22 per share compared to a net loss of $80,572 for the year ending December 31, 1998 or $.02 per share. During the year ended December 31, 1997, we recorded net sales of $6,137,315 and had a net loss of $512,321 or $.15 per share. Sales revenue for the year ending December 31, 1998 increased 57% from 1997 and fourth quarter revenue increased by 14% from fourth quarter sales in 1997 of $2,047,129.

     Cost of Revenues. During the year ended December 31, 1999, the Company recorded a Cost of Sales of $2,234,650 or 29.9% of sales, increasing from 29.4% Cost of Sales figure for 1998. During the year ended December 31, 1998, the Company recorded a Cost of Sales, of $2,850,042 or 29.4% of sales, increasing from 28.2% Cost of Sales figure for 1997.

     Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $645,044 or 20% to $2,574,310 for the year ended December 31, 1999 from $3,219,354 for the period ended December 31, 1998. This decrease is due primarily to the closing of the Chicago and the Los Angeles units. As a percentage of revenue labor costs increased to 34.4% for year ended December 1999 compared to 33.2% for year ended December 1998.

     Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased $263,640 or 11.2% to $2,082,047 for the year ended December 31, 1999 compared to $2,345,687 for the year ended December 31, 1998. This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses increased slightly to 27.8% for the year ended December 31, 1999 from 24.2% from the year ended December 31, 1999.

     General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $926,885 for the year ended December 31, 1999 compared to $605,013 for the year ended December 31, 1998. As a percentage of revenues, general and administrative expense for the year ended December 31, 1999 were increased to 12.4% compared to 6.2% for the year ended December 31 1998. This increase was due primarily to the additional legal and other expenses in it's restructuring strategy, the hiring, training and retraining of its management personnel, and the closing of its two units. The Company's G&A decreased from $749,669, or 12 % of sales in 1997 to $605,013 or 6.2% of sales in 1998. In 1997 the company incurred additional legal and other expenses in it's national expansion program and in the listing of the stock on a public exchange.

     Pre-opening Expenses. The Company writes off the pre-opening expense portion of the capital required to open a restaurant during the calendar year that the restaurant was opened.. Thus in 1998 total pre-opening expenses of $212,261 were expensed in addition to $320,685 of depreciation and amortization expense for a total of $532,946 versus the 1997 total of $560,957 for pre-opening expenses, and depreciation and amortization.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $288,039 for the year ended December 31, 1999 from $320,685 for the year ended December 31, 1998 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 3.2% for year ended December 31, 1999 and 3.3% for year ended December 31, 1998.

     Income (Loss) from Operations. For the year ended December 31, 1999 we had a loss from operations of $640,700, or (8.5%) of revenues, compared with income from operations of $136,165 or 1.4% of revenues, for the same period in 1998.

     Interest Income, Other (Expense) Income and Income Taxes. We had interest expense of $165,127 for year ended December 31, 1999 compared to interest expense of $161,371 for the year ended December 31, 1998. Interest expense for year ended December 31, 1999 and 1998 related primarily to long-term notes.


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


     The Company's near and long-term operating strategies focus on an administrative restructuring, aggressive closing of under-performing locations, debt-restructuring and seeking additional equity financing. Several completed and ongoing initiatives are as follows:

     - The Company closed its Los Angeles operation in June 1999. LA experienced an operating loss in 1999 approximating $111,000 before any corporate overhead burden. Negotiations are in process to sell the lease and fixed assets for this location.

     - The Company temporarily closed its Chicago operation in July 1999. Chicago experienced an operating loss in 1999 approximating $222,000 before any corporate overhead burden. It is anticipated that Chicago will re-open in the third quarter of 2001 with more qualified restaurant personnel.

     - The Company, in late 1999, effectuated a change in senior management personnel and its Board of Directors.

     - The Company is presently in negotiations with its majority shareholder whereby certain debt will be converted to equity, as well as certain debt being forgiven. Additionally, the Company is negotiating debt restructuring with two other investors.

     - The Company is pursuing an equity financing via a private placement; if successful, the proceeds of the financing will be used, in part, to pay down certain current obligations.

     - The Company has and is pursuing aggressive cost cutting of general and administrative expenses with a goal of an overall 30% reduction.

     We believe that the aforementioned plan to revise the our operations along with the additional funds raised through the equity financing raised by the private placement will be sufficient to support its operations during the twelve month period following December 31, 1999, and will provide the opportunity to continue as a going concern.


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

                            Soulfood Concepts Inc.



Date:  July 25, 2001        By: /s/ Mark Campbell
                               ---------------------------------------------
                                 Mark Campbell, Chief Executive Officer
                                     and President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                                 Date
-------------------                                                 ----



/s/ Mark Campbell                                             July 25, 2001
--------------------------------
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer

/s/ Brian A. Hinchcliffe                                      July 25, 2001
--------------------------------
Brian A. Hinchcliffe, Director

/s/ Michael D. Vann                                           July 25, 2001
--------------------------------
Michael D. Vann, Director

                                                              July 13, 2001
--------------------------------
Keith Clinkscales, Director

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

                                      - F3 -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For The Year Ended
                                                         December 31,
                                                     1999           1998
                                                  -----------    -----------
SALES                                             $ 7,465,231    $ 9,689,207

COSTS AND EXPENSES
   Cost of sales                                    2,234,650      2,850,042
   Restaurant labor and related costs               2,574,310      3,219,354
   Depreciation and amortization of restaurant
    property and equipment                            288,039        320,685
   Other operating expenses                         2,082,047      2,345,687
      Total restaurant operating expenses           7,179,046      8,735,768

GENERAL AND ADMINISTRATIVE EXPENSES                   926,885        605,013
PRE-OPENING EXPENSE                                      --          212,261

(LOSS) INCOME FROM OPERATIONS                        (640,700)       136,165

OTHER EXPENSES
   Interest expense                                   165,127        161,371
   Loss on abandonment of assets                       47,165           --
      Total other expense                             212,292        161,371

LOSS BEFORE INCOME TAXES, CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE AND MINORITY INTEREST          (852,992)       (25,206)

PROVISION FOR INCOME TAXES                               --             --

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE AND MINORITY INTEREST                        (852,992)       (25,206)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                         (35,557)       (27,168)

NET LOSS BEFORE ACCOUNTING CHANGE                    (888,549)       (52,374)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,

 Net of income taxes of $-0-                             --          (28,198)

NET LOSS                                          $  (888,549)   $   (80,572)



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