Form 10QSB/A
period 2000-03-21
SOULFOOD CONCEPTS INC
filed 2001-07-25
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A-2


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

                                                                           PAGE


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2000 (unaudited)
         and December 31, 1999 .............................................3

         Consolidated Statements of Operations (unaudited) for the three
         Months ended March 31, 2000 and March 31, 1999 ....................5

         Consolidated Statements of Cash Flows  (unaudited) for the period ended March 31, 2000 and March 31, 1999 ....................6

         Notes to Consolidated Financial Statements ........................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................16

Part II  OTHER INFORMATION ................................................20

Item 1   Legal Proceedings ................................................20

Item 3   Defaults Upon Senior Securities ..................................20

Item 5   Other Information ................................................20

Signatures ................................................................21

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For The Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     2000           1999
                                                  -----------    -----------
SALES                                             $ 1,624,699    $ 2,224,872

COSTS AND EXPENSES
    Cost of sales                                     413,449        675,032
    Restaurant labor and related costs                466,546        743,652
    Depreciation and amortization of restaurant
      Property and equipment                           38,371         95,200
    Other operating expenses                          411,597        511,075
       Total restaurant operating expenses          1,329,963      2,024,959

GENERAL AND ADMINISTRATIVE EXPENSES                   193,344        211,886

INCOME (LOSS) FROM OPERATIONS                         101,392        (11,973)

OTHER EXPENSES
    Interest Expense                                   46,179         32,144

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES AND MINORITY INTEREST                    55,213        (44,117)

PROVISION FOR INCOME TAXES                               --             --

INCOME (LOSS) BEFORE MINORITY INTEREST                 55,213        (44,117)

MINORITY INTEREST IN THE INCOME OF
  CONSOLIDATED SUBSIDIARY                             (15,787)        (5,397)

NET INCOME (LOSS)                                 $    39,426    $   (49,514)

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                             $       .01    $      (.01)


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


         Management believes that funding will be sufficient to support its operations during the year through March 31, 2001.



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
                                                                                   ===========       ===========

NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:

                                                                                     March 31,       December 31,
                                                                                       2000              1999
                                                                                   -----------       -----------
         Advances from a major stockholder and officer of the Company, payable on demand. It is intended that these advances will be repaid in more than one year. Interest has been accrued on
         these advances at 8% per annum.                                           $   543,383       $   543,383

         Advances from a major stockholder and officer
         of the Company.  These advances are convertible
         into preferred stock.  Interest has been accrued on
         these advances at 10% per annum.                                              335,000           335,000
                                                                                   -----------       -----------

                                                                                   $   878,383       $   878,383
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

         These warrants are summarized as follows:

               Number            Exercise Price         Expiration Date
               ------            --------------         ---------------

               10,000                 1.00              June 6, 2000
               35,000                 1.00              May 21, 2000
              208,241                 0.01              July 31, 2003

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


         The Company intends to reopen Chicago in the fourth quarter of 2001, once a restructuring of the Company's debt is finalized and new personnel have been properly trained.

         The Company is presently negotiating a restructuring of its short-term debt with two principle investors. The parties connected to the short-term debt have agreed not to move against the Company for non-payment of these loans. On April 21, 2000, the Company agreed to a convertible promissory note regarding the related party debt with $580,680 to be repaid in ten equal semi-annual installments beginning February 28, 2002.

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

RESULTS OF OPERATIONS


     Revenues. Sales for the three months ended March 31, 2000 decreased by approximately 27% to $1,624,699 from sales of $2,224,872 during the three months ended March 31, 1999. This reduction in sales is due to the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar, in June and July of 1999 respectively. The Company intends to sell the Los Angeles unit and re-open the Chicago location in the second quarter 2000.

     Cost of Revenues. There was a reduction in cost of goods sold ("COGS"), to $413,449 for the period ending March 31, 2000 from $675,032 for the same period in 1999 as a result of the loss of operations for the two units. COGS expense margin, however, was reduced 5% to 25% of revenues for the first quarter 2000 from 30% of revenues, for the same period 1999.

     Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased 37% to $466,546 for the period ended March 31, 2000 from $743,652 for the period ended March 31, 1999. This decrease is due primarily to the closing of the Chicago and the Los Angeles units. As a percentage of revenue labor costs decreased to 28% for period ended March 31, 2000 compared to 33.4% for period ended March 31, 1999.

     Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased $99,478 or 19.4% to $411,597 for the period ended March 31, 2000 compared to $511,075 for the period ended March 31, 1999. This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses increased slightly to 25.3% for the period ended March 31, 2000 from 22.9% from the period ended March 31, 1999.

     General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $193,344 for the period ended March 31, 2000 compared to $211,886 for the period ended March 31, 1999. As a percentage of revenues, general and administrative expense for the period ended March 31, 2000 decreased to 11.9% compared to 9.5% for the period ended March 31 1999. This reduction was due primarily to the closing of the two units and the decrease in corporate expenses associated with these closures.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $38,371for the period ended March 31, 2000 from $95,200 for the period ended March 31, 1999 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 2.3% for period ended March 31, 2000 and 4.2% for period ended March 31, 1999.

     Income (Loss) from Operations. For the period ended March 31, 2000 we had income from operations of $101,392, or 6.2% of revenues, compared with a loss from operations of $ 11,973 or (0.5)% of revenues, for the same period in 1999.

     Interest Income, Other (Expense) Income. We had interest expense of $46,179 for period ended March 31, 2000 compared to interest expense of $32,144 for the period ended March 31, 1999. Interest expense for periods ended March 31, 2000 and 1999 related primarily to long-term notes.

     Use of EBITDA. This discussion includes, among other factors, an analysis of operating income before interest taxes depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the business of significant amounts of amortization. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the business, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles. In addition not all companies calculate this measure in the same manner an the measure as presented may not be comparable to similarly titled measures presented by other companies. Unit EBITDA increased 12.9% for the period ended March 31, 2000 to $333,107 from $295,113 for the same period in 1999 primarily due to tighter operational controls and management of costs. As a percentage of revenue unit EBITDA for first quarter 2000 was 20% compared to 13% for first quarter 1999.

Below is a table demonstrating the calculation of Unit EBITDA and the additional line items that reconcile the Unit EBITDA amounts to the Net Income (Loss):


                                              For The Three Months Ended
                                                       March 31,
                                                 2000           1999
                                              -----------   -----------
SALES                                         $ 1,624,699   $ 2,224,872

COSTS AND EXPENSES
    Cost of sales                                 413,449       675,032
    Restaurant labor and related costs            466,546       743,652
    Other operating expenses                      411,597       511,075
    Total restaurant operating expenses         1,291,592     1,929,759

UNIT EBITDA                                       333,107       295,113

Depreciation and amortization of restaurant
      Property and equipment                       38,371        95,200

GENERAL AND ADMINISTRATIVE EXPENSES               193,344       211,886

INCOME (LOSS) FROM OPERATIONS                     101,392       (11,973)



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



Date:    July 12, 2001                      By: /s/ Mark Campbell
      ---------------------------               ----------------------------
                                                Mark Campbell
                                                Chief Executive Officer,
                                                President and Director
                                                (principal accounting officer)