Form 10QSB/A
period 2000-06-30
SOULFOOD CONCEPTS INC
filed 2001-07-25
CIK 873086

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



PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

                                                                           PAGE

        Consolidated Balance Sheets as of June 30, 2000 (unaudited)
        and December 31, 1999 ..............................................3

        Consolidated Statements of Operations (unaudited) for the six
        Months ended June 30, 2000 and June 30 1999 & for the three
        Months ended June 30, 2000 and June 30, 1999 .......................5


        Consolidated Statements of Cash Flows  (unaudited) for the

        Six months ended June 30, 2000 and June 30, 1999 ...................6

        Notes to Consolidated Financial Statements .........................7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .....................16

Part II OTHER INFORMATION .................................................20

Item 1. Exhibits and reports on Form 8-K ..................................20

Signatures ................................................................21

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,    December 31,
                                                                   2000          1999
                                                                ----------    ----------
           LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
CURRENT LIABILITIES
    Bank overdraft                                              $       --    $    60,849
    Accounts payable                                               310,817        404,339
    Accrued expenses                                               886,233        821,113
    Obligation under capital lease                                  29,291         31,695
    Current portion of long-term debt                              123,000        615,000
                                                               -----------    -----------

       TOTAL CURRENT LIABILITIES                                 1,341,341      1,932,996


DUE TO RELATED PARTY                                               580,680        878,383

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                         16,091         32,376

LONG-TERM DEBT                                                        --             --
                                                               -----------    -----------

       TOTAL LIABILITIES                                         1,938,112      2,843,755
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES                                         --             --

MINORITY INTEREST                                                  102,213         81,392
                                                               -----------    -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding 5,180,177 and
     3,998,177 shares, respectively                                 15,541         11,995

    Additional paid-in capital                                   2,416,916        980,949

    Accumulated deficit                                         (2,805,068)    (2,217,663)
                                                               -----------    -----------

       TOTAL STOCKHOLDERS' DEFICIT                                (372,611)    (1,224,719)
                                                               -----------    -----------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                  $ 1,667,714    $ 1,700,428
                                                               ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   For the Six Months Ended     For the Three Months Ended
                                                            June 30,                     June 30,
                                                  --------------------------    --------------------------
                                                      2000           1999          2000           1999
                                                  -----------    -----------    -----------    -----------
SALES                                             $ 3,139,680    $ 4,354,716    $ 1,514,981    $ 2,129,844

COSTS AND EXPENSES
    Cost of sales                                     769,551      1,323,947        356,102        648,915
    Restaurant labor and related costs                918,832      1,519,128        452,286        775,476
    Depreciation and amortization of restaurant
     property and equipment                            75,676        190,121         37,305         94,921
    Other operating expenses                          839,966      1,164,298        428,369        653,223
       Total restaurant operating expenses          2,604,025      4,197,494      1,274,062      2,172,535


GENERAL AND ADMINISTRATIVE EXPENSES                   418,639        425,329        225,295        213,443

INCOME (LOSS) FROM OPERATIONS                         117,016       (268,107)        15,624       (256,134)

OTHER EXPENSES
    Interest Expense                                   63,380         75,489         17,201         43,345
    Debt conversion expense                           601,513           --          601,513           --
       Total other expense                            664,893         75,489        618,714         43,345

LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST                               (547,877)      (343,596)      (603,090)      (299,479)

PROVISION FOR INCOME TAXES                               --             --             --             --

LOSS BEFORE MINORITY INTEREST                        (547,877)      (343,596)      (603,090)      (299,479)

MINORITY INTEREST IN THE INCOME OF
 CONSOLIDATED SUBSIDIARY                              (20,821)       (11,374)        (5,034)        (5,977)

NET LOSS                                          $  (568,698)   $  (354,970)   $  (608,124)   $  (305,456)

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                             $     (0.14)   $     (0.09)   $     (0.15)   $     (0.08)




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For The Six Months Ended
                                                                       June 30,
                                                               -------------------------
                                                                  2000           1999
                                                               ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                 $ (568,698)   $  (354,970)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                               75,676        190,121
       Loss attributed to minority interest                        20,821         11,374
       Debt conversion                                            601,513              -
       (Increase) Decrease in:
       Accounts receivable                                         45,332         37,141
       Inventory                                                      101         43,995
       Prepaid expenses and other current assets                    7,903        (16,346)
       Other Assets                                                (8,500)             -
       (Decrease) Increase in:
       Accounts payable & accrued expenses                        (28,402)       308,009
                                                               ----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         137,746        219,324
                                                               ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            (10,800)       (44,391)
                                                               ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                (60,849)       (27,670)
    Partner distributions                                         (18,707)       (22,553)
    Repayment of debt                                                   -       (101,826)
    Additional capital leases                                           -         15,870
    Repayment of capital leases                                   (17,989)       (23,496)
    Increase (decrease) in due to related party                    40,297         (6,174)
                                                               ----------    -----------

NET CASH (USED) BY FINANCING ACTIVITIES                           (57,248)      (165,849)
                                                               ----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          77,698          9,084
CASH AND CASH EQUIVALENTS - January 1,                              9,216         32,321
                                                               ----------    -----------

CASH AND CASH EQUIVALENTS - June 30,                           $   86,914    $    41,405
                                                               ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                                $   27,471    $     1,953
                                                               ==========    ===========
       Taxes                                                   $    7,459    $     4,220
                                                               ==========    ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
June 30, 2000
On June 30, 2000, several notes payable to outside parties (See Notes 6 and 9) were converted to 1,182,000 shares of stock.


On June 30, 2000, advances from a major stockholder and officer in the amount of $300,000 were contributed to capital.


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

NOTE 4 -        ACCRUED EXPENSES

                Accrued expenses consists of the following:
                                                                                          June 30,        December 31,
                                                                                            2000              1999
                                                                                       --------------    -------------
                Payroll, Sales and Other Taxes                                         $      428,084    $     323,839
                Professional                                                                  217,162          200,076
                Other Operating Expenses                                                      151,041          197,353
                Penalties                                                                      62,531           30,865
                Interest                                                                       27,415           68,980
                                                                                       --------------    -------------
                                                                                       $      886,233    $     821,113
                                                                                       ==============    =============

NOTE 5 -        RELATED PARTY TRANSACTION

                Due to related parties consists of the following:
                                                                                          June 30,       December 31,
                                                                                            2000             1999
                                                                                       --------------    -------------

                Advances from a major stockholder and officer of the Company.
                Interest has been accrued on these advances at 8% per annum            $     543,383      $    543,383

                Advances from a major stockholder and officer of the Company.
                Interest has been accrued on these advances at 8% per annum. On
                June 30, 2000, $300,000 of these advances were forgiven by the
                major stockholder and officer, and contributed to capital                      37,297           335,000
                                                                                        -------------      ------------
                                                                                        $     580,680      $    878,383
                                                                                        =============      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 5 -        RELATED PARTY TRANSACTION (Continued)


                April 21, 2000, the Company reached an agreement with a major stockholder and officer of the Company regarding this debt.

                The two parties have a signed agreement for these advances to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2002.




NOTE 6 -        LONG-TERM DEBT

                Long-term debt consists of the following:
                                                                                           June 30,        December 31,
                                                                                             2000               1999
                                                                                          ----------        ----------
                The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes were converted in June 2000.
                Interest was due semi-annually and any unpaid amounts had been
                accrued (see Notes 9, 10 and 12).                                          $        -       $   350,000

                The Company received $265,000 from the sale of three convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum.  The notes were due
                January 26, 2000. $150,000 of these notes were converted in June
                2000. Interest is due semi-annually and any unpaid amounts have
                been accrued (see Notes 9,10 and 12).                                         115,000           265,000

                Total                                                                         115,000           615,000

                Less:  Current Portion                                                       (115,000)         (615,000)

                Long-Term Debt                                                             $        -       $         -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 7 -        INCOME TAXES

                The components of the provision for income taxes is as follows:


                                                                                  June 30,
                                                                            2000               1999
                                                                        ----------        ----------
                Current tax expense
                  U.S. federal                                          $        -        $        -
                  State and local                                                -                 -
                Total current                                                    -                 -

                Tax benefit of net operating loss carry-forwards                 -                 -
                Provision for income taxes                                       -                 -

                Deferred tax expense
                  U.S. federal                                                   -                 -
                  State and local                                                -                 -
                Total deferred                                                   -                 -

                Total provision from continuing operations              $                  $       -


                The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                Federal income tax rate                    (34.0)%   (34.0)%
                Deferred tax charge (credit)                   -         -
                Effect on valuation allowance               34.0 %    34.0 %
                State income tax, net of federal benefit       -         -
                                                           -----     -----

                Effective income tax rate                    0.0 %     0.0 %
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


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued)

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


NOTE 9 -  CONVERTIBLE NOTES PAYABLE (continued)

          The Notes are secured by all assets held by Chicago and Atlanta, with the exception of the point of sale computer systems.

NOTE 10 - WARRANTS


          The Company has issued outstanding warrants to purchase up to 208,241 shares of common stock.

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


                  Number              Exercise Price       Expiration Date
                  ------              --------------       ----------------
                   28,241                 0.01              July 31, 2003

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
                                                               ===========        ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 12 - SUBSEQUENT EVENTS


          The Company is in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and the Company anticipates finalizing the sale in August 2001.

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


         As of March 31, 2000 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in fourth quarter 2001 under the name The Shark Bar (R) Restaurant, Chicago.


RESULTS OF OPERATIONS


         Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the six months ended June 30, 2000 decreased by approximately 28% to $3,139,680 from sales of $4,354,716 during the six months ended June 30, 1999. This reduction in sales is due to the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar, in June and July of 1999 respectively. The Company intends to sell the Los Angeles unit and re-open the Chicago location by third or fourth quarter 2001. Sales for the three months ended June 30, 2000 decreased by approximately 29% to $1,514,981 from sales of $2,129,844 during the three months ended June 30, 1999. This reduction is due primarily to the closing of the two of our units

         Cost of Revenues. There was a reduction in costs of sales to $769,551 for the six months ended June 30, 2000 from $1,323,947 for the same period in 1999 as a result of the loss of operations for the two units. There was a reduction in costs of sales to $356,102 for the three months ended June 30, 2000 from $648,915 for the same period in 1999 as a result of the loss of operations for the two units.

          Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased 39.5% to $918,832 for the six month period ended June 30, 2000 from $1,519,128 for the six month period ended June 30, 1999. This decrease is due primarily to the closing of the Chicago and the Los Angeles units. As a percentage of revenue labor and related costs decreased to 29% for six-month period ended June 30, 2000 compared to 34.8% for six month period ended June 30, 1999. For the three month period ended June 30, 2000 restaurant labor and related costs decreased 41.6% to $452,286 from $775,476 for the three month period ended

June 30, 1999. As a percentage of revenue labor and related costs were 29.8% for the three-month period ended June 30, 2000 compared to 36.4% for the period ended June 30, 1999.

         Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased $324,332 or 27.8% to $839,966 for the six month period ended June 30, 2000 compared to $1,164,298 for the six period ended June 30,1999. This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses were unchanged at 26.7% for the six-month periods ended June 30, 2000 and 1999. For the three month period ended June 30, 2000 other operating expenses decreased $224,854 or 34.4% to $653,223 for the six month period ended June 30, 1999. As a percentage of revenues restaurant operating expenses decreased to 28.2% for the three month period ended June 30, 2000 from 30.6% for the three month period ended June 30, 1999.

         General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $ 418,639 for the six month period ended June 30, 2000 compared to $425,329 for the six month period ended June 30, 1999. As a percentage of revenues, general and administrative expense for the six month period ended June 30, 2000 increased to 13.3% compared to 9.7% for the six month period ended June 30, 1999. This increase was due primarily to the decrease in revenues due to the closing of two units and the relatively unchanged corporate costs. General and administrative expenses for the three month period ended June 30, 2000 were $225,295 compared to $213,443 for the three month period ended June 30, 1999. As a percentage of revenue general and administrative expenses increased to 14.87% for the three month period ended June 30, 2000 from 10% for the three month period ended June 30, 1999.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $75,676 for the six-month period ended June 30, 2000 from $190,121 for the six-month period ended June 30, 1999 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 2.4% for the six-month period ended June 30, 2000 and 4.3% for the six-month period ended June 30, 1999. Depreciation and amortization expense decreased to $37,305 for the three-month period ended June 30, 2000 from $94,921 for the three-month period ended June 30, 1999 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 2.4% for the three-month period ended June 30, 2000 and 4.4% for the three-month period ended June 30, 1999.

         Income (Loss) from Operations. For the six-month period ended June 30, 2000 we had income from operations of $117,016 or 3.7% of revenues compared with a loss from operations of $268,107 or (6.1)% of revenues, for the same period in 1999. For the three-month period ended June 30, 2000 we had income from operations of $15,624 or 1% of revenues compared with a loss from operations of $256,134 or (12)% of revenues, for the same period in 1999.

Interest Income, Other (Expense) Income. We had interest expense of $63,380 for the six-month period ended June 30, 2000 compared with $75,489 for the six month period ended June 30, 1999. We had interest expense of $17,201 for the three-month period ended June 30, 2000 compared to interest expense of $43,345 for the three-month period ended June 30, 1999. Interest expense for six-month and the three-month periods ended June 30, 2000 and 1999 related primarily to long-term notes.

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

         - The Company is pursuing an equity financing via a private placement; if successful, the proceeds of the financing will be used , in part, to pay down certain current obligations.

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



SOULFOOD CONCEPTS, INC.


Date: July 12, 2001                      By: /s/ Mark Campbell
      -----------------------------          --------------------------------
                                             Mark Campbell
                                             Chief Executive Officer,
                                             President and Director
                                             (principal accounting officer)