Form 10QSB/A
period 2000-09-30
SOULFOOD CONCEPTS INC
filed 2001-07-25
CIK 873086

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

                                                                           PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2000 (unaudited)
         and December 31, 1999 ..............................................3

         Consolidated Statements of Operations (unaudited) for
         the nine Months ended September 30, 2000 and September
         30 1999 & for the three Months ended September 30,
         2000 and September 30, 1999 ........................................5


         Consolidated Statements of Cash Flows  (unaudited) for the
         Nine Months ended September 30, 2000 and September 30, 1999 ........6

         Notes to Consolidated Financial Statements .........................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................15

Part II  OTHER INFORMATION .................................................19

Item 6   Exhibits and Reports on Form 8-K ..................................19

Signatures .................................................................20

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                Sept 30,        December 31,
                                                                  2000            1999
                                                               -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                           (Unaudited)
CURRENT LIABILITIES
    Bank overdraft                                             $    60,849
    Accounts payable                                               425,576        404,339
    Accrued expenses                                               821,720        821,113
    Obligation under capital lease                                  28,609         31,695
    Current portion of long-term debt                              123,000        615,000

       TOTAL CURRENT LIABILITIES                                 1,398,905      1,932,996


DUE TO RELATED PARTY                                               580,680        878,383

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                          6,569         32,376

LONG-TERM DEBT                                                        --             --

       TOTAL LIABILITIES                                         1,986,154      2,843,755


COMMITMENTS AND CONTINGENCIES                                         --             --

MINORITY INTEREST                                                  115,776         81,392

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding 5,180,177 and
     3,998,177 shares, respectively                                 15,241         11,995
    Treasury stock                                                  (3,200)          --

    Additional paid-in capital                                   2,416,916        980,949

    Accumulated deficit                                         (2,831,375)    (2,217,663)

       TOTAL STOCKHOLDERS' DEFICIT                                (402,418)    (1,224,719)

       TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                                  $ 1,699,512    $ 1,700,428


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Nine Months Ended      For the Three Months Ended
                                                           Sept 30,                         Sept 30,
                                                     2000           1999            2000          1999
SALES                                             $ 4,679,891    $ 6,005,746    $ 1,540,211    $ 1,651,030

COSTS AND EXPENSES
    Cost of sales                                   1,198,635      1,820,155        429,083        496,208
    Restaurant labor and related costs              1,360,303      2,108,800        441,471        589,672
    Depreciation and amortization of restaurant
     property and equipment                           112,980        252,185         37,305         62,064
    Other operating expenses                        1,263,205      1,687,773        412,795        515,035
       Total restaurant operating expenses          3,935,123      5,868,913      1,320,654      1,662,979


GENERAL AND ADMINISTRATIVE EXPENSES                   606,624        627,524        198,430        210,634

INCOME (LOSS) FROM OPERATIONS                         138,144       (490,691)        21,127       (222,583)

OTHER EXPENSES
    Interest Expense                                   97,105        108,384         33,725         32,895
    Debt conversion expense                           601,513           --             --             --
       Total other expense                            698,618        108,384         33,725         32,895

LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST                               (560,474)      (599,075)       (12,598)      (255,478)

PROVISION FOR INCOME TAXES                               --             --             --             --

LOSS BEFORE MINORITY INTEREST                        (560,474)      (599,075)       (12,598)      (255,478)

MINORITY INTEREST IN THE INCOME OF
 CONSOLIDATED SUBSIDIARY                              (34,384)       (23,439)       (13,563)       (12,065)

NET LOSS                                          $  (594,859)   $  (622,514)   $   (26,161)   $  (267,544)

INCOME (LOSS) PER COMMON SHARE:
    BASIC AND DILUTED                             $      (0.1)      $(0.15 )    $     (0.05)   $     (0.67)


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For The Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $  (594,859)   $  (622,514)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                     112,980        252,185
       Income attributed to minority interest             34,384         23,439
       (Increase) Decrease in:
       Accounts receivable                                42,588          6,518
       Inventory                                           6,241         49,882
       Prepaid expenses and other current assets           8,624         (6,394)
       Security Deposits                                 (12,500)          --
       (Decrease) Increase in:
       Accounts payable & accrued expenses                21,844        479,593
                                                     -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               (380,698)       182,709
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (19,909)       (49,231)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                       (60,849)       (93,440)
    Partner distributions                                (18,707)       (22,553)
    Repayment of debt                                   (492,000)      (101,826)
    Additional capital leases                               --           15,870
    Repayment of capital leases                          (28,893)       (28,765)
    (Decrease) Increase in due to related party         (297,703)        96,826
    Increase in additional paid-in-capital             1,435,967           --
    Additional stock issued                                3,546           --
    Stock converted to treasury stock                     (3,500)          --
                                                     -----------    -----------

NET CASH (USED) BY FINANCING ACTIVITIES                  537,861       (133,888)
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                137,254           (410)
CASH AND CASH EQUIVALENTS - January 1,                     9,216         32,321
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - September 30,            $   146,470    $    31,911
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                      $    27,471    $        --
                                                     ===========    ===========
       Taxes                                         $     9,775    $     4,345
                                                     ===========    ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:


On June 30, 2000, several notes payable in the amount to outside parties (See Notes 6 and 9) were converted to 1,182,000 shares of stock.
On June 30, 2000, advances from a major stockholder and officer in the amount of $300,000 were contributed to capital.


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

NOTE 4 - ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                September 30,    December 31,
                                                   2000              1999
                                                -----------      -----------
         Payroll, Sales and Other Taxes         $   453,167      $   323,839
         Professional                               182,067          200,076
         Other Operating Expenses                    84,028          197,353
         Penalties                                   62,531           30,865
         Interest                                    39,927           68,980
                                                -----------      -----------
                                                $   821,720      $   821,113
                                                ===========      ===========

NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:


                                                 September 30, December 31,
                                                   2000              1999
                                                -----------      -----------
         Advances from a major stockholder
         and officer of the Company. Interest
         has been accrued on these advances
         at 8% per annum.                       $   543,383      $   543,383

         Advances from a major stockholder
         and officer of the Company. Interest
         has been accrued on these advances at
         8% per annum. On June 30, 2000, $300,000
         of these advances were forgiven by
         the major stockholder and officer, and
         contributed to capital                      37,297          335,000
                                                -----------      -----------
                                                $   580,680      $   878,383
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


NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                     September 30,  December 31,
                                                         2000         1999
                                                       --------     --------
         The Company received $350,000 from the sale
         of convertible secured notes to two entities
         on May 21, 1997 with interest payable at 8%
         per annum. The notes were converted in June
         2000. Interest was due semi-annually and any
         unpaid amounts had been accrued (see Notes
         9, 10 and 12).                                $      -    $ 350,000

         The Company received $265,000 from the sale
         of three convertible secured notes to two
         entities and an individual in January 1998
         with interest payable at 8% per annum. The
         notes were due January 26, 2000. $150,000 of
         these notes was converted in June 2000.
         Interest is due semi- annually and any
         unpaid amounts have been accrued (see
         Notes 9, 10 and 12).                           115,000      265,000
                                                       --------     --------

         Total                                          115,000      615,000
         LESS:  CURRENT PORTION                        (115,000)    (615,000)

         Long-Term Debt                                $      -     $      -
                                                       ========     ========


NOTE 7 - INCOME TAXES

         The components of the provision for income taxes is as follows:

                                                             September 30,
                                                       ----------------------
                                                         2000         1999
                                                       --------     ---------
         Current tax expense
           U.S. federal                                $      -     $      -
           State and local                               12,738         4,345
                                                       --------     ---------
         Total current                                   12,738         4,345

         Tax benefit of net operating loss
         carry-forwards                                       -             -
                                                       --------     ---------
         Provision for income taxes                      12,738          4,345
                                                       --------     ---------

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

          On June 6, 1997, the Company sold 100,000 shares of Common Stock, along with a warrant to purchase up to 10,000 shares of Common Stock. The warrant was exercisable on or before June 6, 2000 an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were not exercised.

          On May 21, 1997, in connection with the sale of $350,000 of 10% Convertible Secured Notes described in Note 5, the Company issued warrants to purchase up to 35,000 shares of Common Stock. The warrants were exercisable on or before May 21, 2000 an exercise price of $1.00 per share (subject to customary anti-dilution adjustments). The warrants were not exercised.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 10 - WARRANTS (continued)


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

                Number        Exercise Price        Expiration Date
          ---------------------------------------------------------------
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

GENERAL
-------

     Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar? Restaurant . We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka ? restaurant.

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


     As of March 31, 2000 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago's reopening has been delayed to third or fourth quarter 2001.

RESULTS OF OPERATIONS
---------------------

Results of Nine &  Three Months Ended September 30, 1999 and September 30, 2000
-------------------------------------------------------------------------------

     Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the nine months ended September 30, 2000 decreased by approximately 22% to $4,679,891 from sales of $6,005,746 during the nine months ended September 30, 1999. This reduction in sales is due to the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar, in June and July of 1999 respectively. The Company intends to sell the Los Angeles unit and re-open the Chicago location by third or fourth quarter 2001.. Sales for the three months ended September 30, 2000 decreased by approximately 18% to $1,540,211 from sales of $1,873,489 during the three months ended September 30, 1999. This reduction in sales is due to the loss of revenue from the month of July, from the closing of two of our units, the Los Angeles Shark Bar and the Chicago Shark Bar.

     Cost of Revenues. There was a reduction in costs of sales to $1,198,635 for the nine months ended September 30, 2000 from $1,820,155 for the same period in 1999 as a result of the loss of operations for the two units. There was a reduction in costs of sales to $429,083 for the three months ended September 30, 2000 from $496,208 for the same period in 1999 as a result of the loss of operations for the two units.

     Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased 35.4% to $1,360,303 for the nine month period ended September 30, 2000 from $2,108,800 for the six month period ended September 30, 1999. This decrease is due primarily to the closing of the Chicago and the Los Angeles units. As a percentage of revenue, labor and related costs decreased to 29% for nine-month period ended September 30, 2000 compared to 35% for six month period ended September 30, 1999. For the three month period ended September 30, 2000 restaurant labor and related costs decreased 25% to $441,471 from $589,672 for the three month period ended September 30, 1999. As a percentage of revenue labor and related costs were 28.6% for the three-month period ended September 30, 2000 compared to

35.7% for the three month period ended September 30, 1999.

     Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased $424,568 or 25% to $1,263,205 for the nine month period September 30, 2000 compared to $1,687,773 for the nine month period ended September 30,1999. This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses were reduced to 26.9% for the nine-month period ended June 30, 2000 compared to 28.1% for the nine month period ended September 30, 1999. For the three month period ended September 30, 2000 other operating expenses decreased $102,240 or 19.8% to $412,795 from $515,035 for the three month period ended September 30, 1999. As a percentage of revenues restaurant operating expenses decreased to 26.8% for the three month period ended September 30, 2000 from 31% for the three month period ended September 30, 1999.

     General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $ 606,624 for the nine month period ended September 30, 2000 compared to $627,524 for the nine month period ended September 30, 1999. As a percentage of revenues, general and administrative expense for the nine month period ended September 30, 2000 increased to 12.9% compared to 10.4% for the nine month period ended September 30, 1999. This increase was due primarily to the decrease in revenues due to the closing of two units and the relatively unchanged corporate costs. General and administrative expenses for the three month period ended September 30, 2000 were $198,430 compared to $210,634 for the three month period ended September 30, 1999. As a percentage of revenue general and administrative expenses increased to 12.8% for the three month period ended September 30, 2000 from 12.7% for the three month period ended September 30, 1999.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $112,980 for the nine-month period ended September 30, 2000 from $252,185 for the nine-month period ended September 30, 1999 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 2.4% for the nine-month period ended September 30, 2000 and 4.1% for the nine-month period ended September 30, 1999. Depreciation and amortization expense decreased to $37,305 for the three-month period ended September 30, 2000 from $62,064 for the three-month period ended September 30, 1999 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 2.4% for the three-month period ended June 30, 2000 and 3.7% for the three-month period ended September 30, 1999.

         Income (Loss) from Operations. For the nine-month period ended September 30, 2000 we had income from operations of $138,144 or 2.9% of revenues compared with a loss from operations of $490,691 or (8.1)% of revenues, for the same period in 1999. For the three-month period ended September 30, 2000 we had income from operations of $21,127 or 1.3% of revenues compared with a loss from operations of $222,583 or (13.4)% of revenues, for the same period in 1999.

     Interest Income, Other (Expense) Income. We had interest expense of $97,105 for the nine-month period ended June 30, 2000 compared with $108,384 for the nine month period ended September 30, 1999. We had interest expense of $33,725 for the three-month period ended

 September 30, 1999. We had interest expense of $33,725 for the three-month period ended September 30, 2000 compared to interest expense of $32,895for the three-month period ended September 30, 1999. Interest expense for six-month and the three-month periods ended September 30, 2000 and 1999 related primarily to long-term notes.



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



       The effect of inflation has not been a factor upon either the operations or the financial condition of the company. The Companys business is not seasonal in nature.

Forward-looking Information

                Statements contained in this Form 10-QSB that are not historical facts, including, but not limited to, statements found in this Item 2, Managements Discussion and Analysis of financial Condition and Results of Operations, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. The actual result of the future events described in this Form 10-QSB could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: the Companys ability to operate existing restaurants profitably, changes in economic conditions are concentrated, increasingly intense competition in the restaurant industry, increases in food, labor, and employee benefits and similar costs, as well as the risks and uncertainties discussed in this form 10-QSB

                           PART II. OTHER INFORMATION

ITEM. 6   EXHIBITS AND REPORTS ON FROM 8-K


The following exhibit is filed as part of this quarterly report on Form 10-QSB

Exhibit
-------


27     Financial Data Schedule

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.



Date:  July 12, 2000                       By: /s/ Mark Campbell
     ------------------------                  ------------------------------
                                               Mark Campbell
                                               Chief Executive Officer,
                                               President and Director
                                               (principal accounting officer)