Form 10QSB
period 2001-06-30
SOULFOOD CONCEPTS INC
filed 2001-08-17
CIK 873086

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A


(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
       For the transition period from


Commission File Number:  0-30301


                             Soulfood Concepts, Inc.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Delaware                                    13-3585743
--------------------------------------------------------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)


             630 Ninth Avenue, New York, New York                     10036
--------------------------------------------------------------------------------
           (Address if Principal Executive Offices)                 (Zip Code)


Issuer's telephone number, including area code:   (212) 262-8333


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

    Yes [X]      No [ ]

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of June 30, 2001 was 5,268,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                         FOR PERIOD ENDING JUNE 30,2001

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

                                                                                                PAGE
              Consolidated Balance Sheets as of June 30, 2001 (unaudited)
              and December 31, 1999 .       .        .        .        .        .       .        .3

              Consolidated Statements of Operations (unaudited) for the six
              Months ended June 30, 2001 and June 30 2000 & for the three
              Months ended June 30, 2001 and June 30, 2000    .        .        .       .        .5

              Consolidated Statements of Cash Flows  (unaudited) for the
              Six months ended June 30, 2001 and June 30, 2000         .        .       .        .6

              Notes to Consolidated Financial Statements      .        .        .       .        .7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations   .        .        .       .        .15

Part II       OTHER INFORMATION     .       .        .        .        .        .       .        .19

Item 1.       Exhibits and reports on Form 8-K       .        .        .        .       .        .19

Signatures        .        .        .       .        .        .        .        .       .        .20

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                     June 30,        December 31,
                                                                       2001              2000
                                                                    ---------        -----------
       ASSETS                                                      (Unaudited)        (Audited)
CURRENT ASSETS
    Cash and cash equivalents                                      $   20,788        $  83,360
    Accounts receivable                                                 2,060            2,060
    Inventory        63,393                                            67,942
    Prepaid expenses and other current assets                          25,135           22,586
                                                                   ----------        ---------

       TOTAL CURRENT ASSETS                                           111,376          175,948


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,633,493 and $1,563,425, respectively            1,238,209        1,301,196

SECURITY DEPOSITS                                                     103,374          103,374
                                                                   ----------       ----------

       TOTAL ASSETS                                                $1,452,959       $1,580,518
                                                                   ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                  -----------    -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY                   (Unaudited)     (Audited)
CURRENT LIABILITIES
    Accounts payable                                                  722,085        545,118
    Accrued expenses                                                  706,539        831,892
    Obligation under capital lease                                     21,998         31,695
    Current portion of long-term debt                                 115,000        115,000
    Due to related party                                               81,668             --
                                                                  -----------    -----------

       TOTAL CURRENT LIABILITIES                                    1,647,290      1,523,705

DUE TO RELATED PARTY                                                  522,612        580,680

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                            15,846            761

LONG-TERM DEBT                                                             --             --
                                                                  -----------    -----------

       TOTAL LIABILITIES                                            2,185,748      2,105,146
                                                                  -----------    -----------


COMMITMENTS AND CONTINGENCIES                                              --             --

MINORITY INTEREST                                                     163,975        126,630
                                                                  -----------    -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding 5,268,177 shares        15,805         15,805

    Additional paid-in capital                                      2,435,152      2,435,152

    Accumulated deficit                                            (3,344,521)    (3,099,015)

    Less cost of treasury stock - 10,000 common shares                 (3,200)        (3,200)
                                                                  -----------    -----------

       TOTAL STOCKHOLDERS' DEFICIT                                   (896,764)      (651,258)
                                                                  -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 1,452,959    $ 1,580,518
                                                                  ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Six Months Ended     For the Three Months Ended
                                                            June 30,                     June 30,
                                                  --------------------------    --------------------------
                                                      2001           2000           2001           2000
                                                  -----------    -----------    -----------    -----------
SALES                                             $ 2,873,576    $ 3,139,680    $ 1,426,540    $ 1,514,981
                                                  -----------    -----------    -----------    -----------
COSTS AND EXPENSES
    Cost of sales                                     795,374        769,551        384,640        356,102
    Restaurant labor and related costs                902,213        918,832        551,063        452,286
    Depreciation and amortization of restaurant
     property and equipment                            70,068         75,676         35,034         37,305
    Other operating expenses                          839,656        839,966        328,793        428,369
                                                  -----------    -----------    -----------    -----------
       Total restaurant operating expenses          2,607,311      2,604,025      1,299,530      1,274,062
                                                  -----------    -----------    -----------    -----------


GENERAL AND ADMINISTRATIVE EXPENSES                   402,187        418,639        150,458        225,295
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                        (135,922)       117,016        (23,448)        15,624
                                                  -----------    -----------    -----------    -----------

OTHER EXPENSES
    Interest Expense                                   72,240         63,380         37,327         17,201
    Debt conversion expense                                --        601,513             --        601,513
                                                  -----------    -----------    -----------    -----------
       Total other expense                             72,240        664,893         37,327        618,714
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST                               (208,162)      (547,877)       (60,775)      (603,090)

PROVISION FOR INCOME TAXES                                 --             --             --             --
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                        (208,162)      (547,877)       (60,775)      (603,090)

MINORITY INTEREST IN THE INCOME OF
 CONSOLIDATED SUBSIDIARY                              (37,344)       (20,821)       (21,043)        (5,034)
                                                  -----------    -----------    -----------    -----------

NET LOSS                                          $  (245,506)   $  (568,698)   $   (81,819)   $  (608,124)
                                                  ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                               $     (0.05)   $     (0.14)   $     (0.02)   $     (0.15)
                                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For The Six Months Ended
                                                               June 30,
                                                          2001         2000
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $(245,506)   $(568,698)
    Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation and amortization                      70,066       75,676
       Loss attributed to minority interest               37,344       20,821
       Debt conversion                                        --      601,513
       (Increase) Decrease in:
       Accounts receivable                                    --       45,332
       Inventory                                           4,549          101
       Prepaid expenses and other current assets          (2,548)       7,903
       Other Assets                                           --       (8,500)
       Increase (Decrease) in:
       Accounts payable & accrued expenses                51,614      (28,402)
                                                       ---------    ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (84,481)     145,746
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                    (7,081)     (10,800)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                            --      (60,849)
    Partner distributions                                     --      (18,707)
    Additional capital leases                              5,390           --
    Repayment of capital leases                               --      (17,989)
    Increase (decrease) in due to related party           23,600       40,297
                                                       ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          28,990      (57,248)
                                                       ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (62,572)      77,698
CASH AND CASH EQUIVALENTS - January 1,                    83,360        9,216
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS - June 30,                   $  20,788    $  86,914
                                                       =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                        $  20,007    $  27,471
                                                       =========    =========
       Taxes                                           $   8,441    $   7,459
                                                       =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    On June 30, 2000, several notes payable in the amount of $500,000 to outside parties were converted to 1,182,000 shares of stock.

    On June 30, 2000, advances from a major stockholder and officer in the amount of $300,000 were contributed to capital.

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

    b)   Basis of presentation

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2001, the Company has a working capital deficit of $1,535,914 and an accumulated deficit of $3,344,521. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that funding will be sufficient to support its operations during the year through June 30, 2002.

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

         Inventory consisted of the following at:

                                                June 30,     December 31,
                                                  2001           2000
                                                ---------     ---------
         Food                                   $  15,305     $  15,535
         Beverage                                  48,088        52,407
                                                ---------     ---------
                                                $  63,393     $  67,942
                                                =========     =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and Equipment is summarized as follows:

                                                   June 30,       December 31,
                                                     2001              2000
                                                  -----------      -----------
         Furniture, Fixtures & Equipment          $ 2,126,482      $ 2,119,401
         Leasehold Improvement                        745,220          745,220
                                                  -----------      -----------
                                                    2,871,702        2,864,621
         Accumulated Depreciation                   1,633,493        1,563,425
                                                  -----------      -----------
                                                  $ 1,238,209      $ 1,301,196
                                                  ===========      ===========

         Depreciation and amortization expense of property and equipment for the six months ended June 30, 2001 and 2000 was $70,068 and $75,676, respectively, and for the three months ended June 30, 2001 and 2000 was $35,034 and $137,305, respectively.

NOTE 4 - ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                 June 30,       December 31,
                                                    2001            2000
                                              --------------    -------------
         Payroll, Sales and Other Taxes       $      437,999    $     452,621
         Professional                                 20,000           20,000
         Other Operating Expenses                     95,519          228,345
         Penalties                                   100,935           35,000
         Interest                                     52,086           95,926
                                              --------------    -------------
                                              $      706,539    $     831,892
                                              ==============    =============

NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:

                                                                                   June 30,         December 31,
                                                                                      2001              2000
                                                                                 -------------      ------------
         Advances from the president of the Company,
         payable on demand, with no interest.                                    $      23,600      $          -

         Advances from a major stockholder and officer of the Company, to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2002. Interest has been accrued on these advances at
         8% per annum.                                                                 580,680           580,680
                                                                                 -------------      ------------
                                                                                       604,280           580,680
         Less: current portion                                                          81,668                 -
                                                                                 -------------      ------------
         Long-term portion                                                       $     522,612      $    580,680
                                                                                 =============      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 5 - RELATED PARTY TRANSACTION (Continued)

         The two parties have a signed agreement for the advance to the major stockholder and officer to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2002.

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                 June 30,    December 31,
                                                                                   2001         2000
                                                                                ---------     ---------
         The Company received $115,000 from the sale of two convertible secured notes to an entity and an individual in January 1998 with interest payable at 8% per annum. The notes were
         due January 26, 2000,and were not repaid Interest is due
         semi-annually and any unpaid amounts have been
         accrued (see Note 9).                                                  $ 115,000     $ 115,000

         Less:  Current Portion                                                  (115,000)     (115,000)
                                                                                ---------     ---------

         Long-Term Debt                                                         $       -     $       -
                                                                                =========     =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 7 - INCOME TAXES

         The components of the provision for income taxes is as follows:

                                                                              June 30,
                                                                          2001       2000
                                                                         ------     ------
         Current tax expense
           U.S. federal                                                  $    -     $    -
           State and local                                                    -          -
                                                                         ------     ------
         Total current                                                        -          -

         Tax benefit of net operating loss carry-forwards                     -          -
                                                                         ------     ------
         Provision for income taxes                                           -          -
                                                                         ------     ------

         Deferred tax expense
           U.S. federal                                                       -          -
           State and local                                                    -          -
                                                                         ------     ------
         Total deferred                                                       -          -
                                                                         ------     ------

         Total provision from continuing operations                      $          $    -
                                                                         ======     ======

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

         Federal income tax rate                                          (34.0)%    (34.0)%
         Deferred tax charge (credit)                                         -          -
         Effect on valuation allowance                                     34.0%      34.0%
         State income tax, net of federal benefit                             -          -
                                                                          -----      -----

         Effective income tax rate 0.0 % 0.0 % At June 30, 2001, the Company had net carryforward losses of approximately $1,445,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

                                                                     Operating           Capital
                                                                      Leases              Leases
                                                                    -----------        -----------
                  2001                                              $   351,164        $     8,631
                  2002                                                  594,271             23,016
                  2003                                                  512,055              9,315
                  2004                                                  512,055                  -
                  2005 and thereafter                                 3,202,126                  -
                                                                    -----------        -----------
                  Total minimum lease payments                      $ 5,171,671             40,962
                                                                    ===========
                  Less: Amounts representing interest                                       (3,118)
                                                                                       -----------
                  Present value of future minimum lease payments                            37,844
                  Less:  Current maturities                                                (21,998)
                                                                                       -----------
                  Total                                                                $    15,846
                                                                                       ===========

         Rent expense under operating leases for the six months ended June 30, 2001 and 2000, was $310,928 and $290,329, respectively.

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

         Following a public offering of the Company's Common Stock, if, at the end of any rolling thirty (30) consecutive trading day period (the "Measuring Period") the Common Stock has traded for each trading day during the measuring Period at 140% of the Public Officer price per share or higher, the Company may, in its sole discretion, give notice to a Note Holder of a mandatory conversion. The holder shall, upon receipt of such notice, surrender its Note to the Company and receive in exchange those that number of shares of Common Stock as determined by dividing the principal amount converted by the Conversion Price then in effect at the time of conversion. No fractional shares or scrip representing fractions of shares will be issued on such a conversion, but the number of shares issuable shall be rounded to the nearest whole share, with the fraction paid in cash at the discretion of the Company.

         The Notes are secured by all assets held by Atlanta, with the exception of the point of sale computer systems.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 10 -     SEGMENT INFORMATION

                  During 2001 and 2000, the Company had six reportable restaurant segments and one management company:

a) SRC
b) LA (ceased operations - July 1999)
c) Chicago (ceased operations - July 1999)
d) Atlanta
e) Avenue A
f) 7 West (management company)

Soulfood Concepts, Inc. and Subsidiaries:

                                       For the Six Months Ended
                                               June 30,
                                          2001           2000
                                      -----------    -----------
Sales:
         SRC                          $ 1,273,310    $ 1,349,312
         LA                                    --             --
         Chicago                               --             --
         Atlanta                          902,540      1,133,314
         7 West                                --             --
         Avenue A                         697,726        657,054
                                      -----------    -----------
Total sales                           $ 2,873,576    $ 3,139,680
                                      ===========    ===========

Cost of sales:
         SRC                          $   330,768    $   341,892
         LA                                    --        (11,856)
         Chicago                           (2,288)       (26,062)
         Atlanta                          293,136        293,919
         7 West                                --             --
         Avenue A                         173,758        171,658
                                      -----------    -----------
Total cost of sales                   $   795,374    $   769,551
                                      ===========    ===========

Restaurant operating expenses:
         SRC                          $   645,772    $   664,570
         LA                                60,296         68,357
         Chicago                           68,413         74,681
         Atlanta                          572,080        550,512
         7 West                                --             --
         Avenue A                         394,984        400,678
         Corporate                             --             --
                                      -----------    -----------
Total restaurant operating expenses   $ 1,741,544    $ 1,758,798
                                      ===========    ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 11 - SEGMENT INFORMATION (Continued)

                                               For the Six Months Ended
                                                        June 30,
                                              --------------------------
                                                  2001           2000
                                              -----------    -----------
Other corporate expenses:
         SRC                                  $        --    $        --
         LA                                            --             --
         Chicago                                       --             --
         Atlanta                                       --             --
         7 West                                        --             --
         Avenue A                                      --             --
         Corporate                                402,512        418,639
                                              -----------    -----------
Total other corporate expenses                $   402,512    $   418,639
                                              ===========    ===========

Depreciation and amortization expense:
         SRC                                  $     9,847    $     9,759
         LA                                            --             --
         Chicago                                       --             --
         Atlanta                                   44,198         53,591
         7 West                                        --             --
         Avenue A                                  13,620         11,739
         Corporate                                  2,403            587
                                              -----------    -----------
Total depreciation and amortization expense   $    70,068    $    75,676
                                              ===========    ===========

Income (loss) from operations:
         SRC                                  $   286,923    $   333,091
         LA                                       (60,296)       (56,501)
         Chicago                                  (66,125)       (48,619)
         Atlanta                                   (6,873)       235,292
         7 West                                        --             --
         Avenue A                                 115,364         72,979
         Corporate                               (404,915)      (419,226)
                                              -----------    -----------
Income (Loss) from operations                 $  (135,922)   $   117,016
                                              ===========    ===========

Identifiable assets:
         SRC                                  $   110,397    $   122,108
         LA                                       483,127        482,128
         Chicago                                  365,369        385,603
         Atlanta                                  355,723        428,110
         7 West                                        60             60
         Avenue A                                  82,315        154,066
         Corporate                                 55,968         95,639
                                              -----------    -----------
Total assets                                  $ 1,452,959    $ 1,667,714
                                              ===========    ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

         As of June 30, 2001 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. As of the date of this report, a commitment from a buyer is being finalized and we anticipate finalizing the sale in September 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2001 AND JUNE 30, 2000

         Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the six months ended June 30, 2001 decreased by approximately 8.4% to $2,873,576 from sales of $3,139,680 during the six months ended June 30, 2000. This reduction in sales is due to the fact that in January of last year our Atlanta unit realized an unusual sales volume of over $120,000 for the week of Super Bowl and the effect of adverse economic conditions for the period. Sales for the three months ended June 30, 2001 decreased by approximately 5.8% to $1,426,540 from sales of $1,514,981 during the three months ended June 30, 2000. The company did not incorporate any menu price increases to offset the impact of higher costs of products for the period.

         Cost of Revenues. There was an increase in cost of sales to $795,374 for the six months ended June 30, 2001 from $769,551 for the same period in 2000. As a percentage of restaurant sales, this cost increased to 27.6% versus 24.5% for the same period of the prior year, principally as a result of slightly higher produce and other commodity costs that were not offset by menu price increases. There was an increase in costs of sales to $384,640 for the three months ended June 30, 2001 from $356,102 for the same period in 2000. As a percentage of revenues, this cost increased to 27% versus 23.5% for the same period of the prior year.

         Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased 2% to $902,213 for the six month period ended June 30, 2001 from $918,832 for the six month period ended June 30, 2000. This decrease is due primarily to cost reductions as they relate to lower revenues. As a percentage of revenue labor and related costs increased to 31.3% for six-month period ended June 30, 2001 compared to 29.2% for six month period ended June 30, 2000.

The fixed cost component of our labor expenses and minimum wage and other wage increases were negatively impacted by the decline in sales. For the three month period ended June 30, 2001 restaurant labor and related costs increased 18% to $551,063 from $452,286 for the three month period ended June 30, 2000. As a percentage of revenue labor and related costs were 38.6% for the three-month period ended June 30, 2001 compared to 29.8% for the period ended June 30, 2000.

         Other Operating Expenses. Other operating expenses consist of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased slightly by $310 to $839,656 for the six month period ended June 30, 2001 compared to $839,966 for the six month period ended June 30,2000. As a percentage of revenues, restaurant operating expenses increased to 29.2% for the six-month period ended June 30, 2001 from 26.7% for the same period in 2000. For the three month period ended June 30, 2001 other operating expenses decreased to $328,793 or 23.2% from $428,369 for the six month period ended June 30, 2000. This decrease was due primarily to a rent abatement negotiated for the Chicago unit. As a percentage of revenues restaurant operating expenses decreased to 23% for the three month period ended June 30, 2001 from 28.2% for the three month period ended June 30, 2000.

         General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $ 402,187 for the six month period ended June 30, 2001 compared to $418,639 for the six month period ended June 30, 2000. This decrease is attributable to the completion of management training in our Atlanta unit and the termination of the related costs and travel expenses. As a percentage of revenues, general and administrative expense for the six month period ended June 30, 2001 increased slightly to 13.9% compared to 13.3% for the six month period ended June 30, 2000. This increase was due primarily to the decrease in revenues. General and administrative expenses for the three month period ended June 30, 2001 were $150,458 compared to $225,295 for the three month period ended June 30, 2000. As a percentage of revenue general and administrative expenses decreased to 10.5% for the three month period ended June 30, 2001 from 14.8% for the three month period ended June 30, 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $70,068 for the six-month period ended June 30, 2001 from $75,676 for the six-month period ended June 30, 2000. As a percentage of revenues depreciation and amortization were 2.4% for the six-month periods ended June 30, 2001 and 2000. Depreciation and amortization expense decreased to $35,034 for the three-month period ended June 30, 2001 from $37,305 for the three-month period ended June 30, 2000. As a percentage of revenues depreciation and amortization were 2.4% for the three-month periods ended June 30, 2001 and 2000.

         Income (Loss) from Operations. For the six-month period ended June 30, 2001 we had a loss from operations of $135,922 or (4.7)% of revenues compared with income from operations of $117,016 or 3.7% of revenues, for the same period in 2000. For the three-month period ended June 30, 2001 we had a loss from operations of $23,448 or (1.6%) of revenues compared with income from operations of $15,624 or 1% of revenues, for the same period in 2000.

Interest Income, Other (Expense) Income. We had interest expense of $72,240 for the six-month period ended June 30, 2001 compared with $63,380 for the six month period ended June 30, 2000. We had interest expense of $37,327 for the three-month period ended June 30, 2001 compared to interest expense of $17,201 for the three-month period ended June 30, 2000. Interest expense for six-month and the three-month periods ended June 30, 2001 and 2000 related primarily to long-term notes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities were $84,481 for the six month period ended June 30, 2001 compared to net cash provided of $145,746 for the six month period ended June 30, 2000, primarily due to a increase in accounts payable, accrued expenses, prepaid expenses and other assets. Investing activities used $7,081, for the period ended June 30, 2001 a 34% reduction compared to $10,800 for the same period last year. Cash flows from financing activities were $28,990 for the period ending June 30, 2001 compared with $(57,248) for the period ending June 30, 2000. There were not partner distributions for the period ending June 30, 2001.

         Cash and equivalents at June 30, 2001 was $20,788 which decreased from $86,914 at June 30, 2000 due to additional cash used in operations. Total assets of $1,452,959 for the six-month period ended June 30, 2001 were reduced from $1,580,518 due to a reduction in property and equipment. Total liabilities increased $80,602 or 3.6% to $2,185,748 from $2,105,146 as a result of the increase in accounts payable.

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

         We are pursuing an equity financing via a private placement; if successful, the proceeds of the financing will be used, in part, to pay down certain current obligations. We are also continuing our aggressive cost cutting of general and administrative expenses with a goal of an overall 30% reduction. We are in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and we anticipate finalizing the sale in September 2001.

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

        (a) Exhibits:   None

        (b) Reports on Form 8-K:   None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOULFOOD CONCEPTS, INC.


Date: August 17, 2001                  By: /s/ Mark Campbell
      -----------------------              --------------------------------
                                           Mark Campbell
                                           President and Director
                                           Chief Executive Officer,
                                           (principal accounting officer)