Form 10QSB
period 2001-09-30
SOULFOOD CONCEPTS INC
filed 2001-11-14
CIK 873086

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
       For the transition period from


Commission File Number:  0-30301
                         -------

Soulfood Concepts, Inc.
-----------------------
(Exact Name of Small Business Issuer as Specified in its Charter)


 Delaware                            13-3585743
------------------------------------------------------------
(State of Incorporation)    (IRS Employer Identification No.)


630 Ninth Avenue, New York, New York               10036
-----------------------------------------------------------
(Address if Principal Executive Offices)         (Zip Code)


Issuer's telephone number, including area code:   (212) 262-8333
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

    Yes  X            No
       -----             --------

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of September 30, 2001 was 5,268,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                       FOR PERIOD ENDING SEPTEMBER 30,2001

                                                                                                                PAGE

PART I        FINANCIAL INFORMATION
------        ---------------------
Item 1.           Financial Statements:
                          Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                          and December 31, 2000 .................................................................. 3

                          Consolidated Statements of Operations (unaudited) for the nine Months ended September 30,
                          2001 and September 30 2000 & for the three Months ended September 30, 2001 and
                          September 30, 2000 ..................................................................... 5

                          Consolidated Statements of Cash Flows  (unaudited) for the  Nine Months ended
                          September 30, 2001 and September 30, 2000 .............................................. 6

                          Notes to Consolidated Financial Statements ............................................  7

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations . 15

Part II                 OTHER INFORMATION ....................................................................... 19
-------                 -----------------

Item 6                 Exhibits and Reports on Form 8-K ......................................................... 19

Signatures ...................................................................................................... 20

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              September 30,  December 31,
                                                                   2001         2000
                                                              -------------  ------------
       ASSETS                                                   (Unaudited)    (Audited)
CURRENT ASSETS
    Cash and cash equivalents                                  $    15,096   $    83,360
    Accounts receivable                                                  -         2,060
    Inventory                                                       54,930        67,942
    Prepaid expenses and other current assets                       48,164        22,586
                                                              -------------  ------------

       TOTAL CURRENT ASSETS                                        118,190       175,948


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,667,325 and $1,563,425, respectively         1,203,157     1,301,196

SECURITY DEPOSITS                                                  103,374       103,374
                                                              -------------  ------------

       TOTAL ASSETS                                            $ 1,424,721   $ 1,580,518
                                                               ===========   ============

























   The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                       September 30,      December 31,
                                                                                           2001                2000
                                                                                       -------------      ------------
           LIABILITIES AND STOCKHOLDERS' EQUITY                                         (Unaudited)         (Audited)
CURRENT LIABILITIES
    Accounts payable                                                                   $     780,233     $  545,118
    Accrued expenses                                                                         703,833        831,892
    Obligation under capital lease                                                            24,300         31,695
    Current portion of long-term debt                                                        115,000        115,000
    Due to related party                                                                     132,076              -
                                                                                         ------------   ------------

       TOTAL CURRENT LIABILITIES                                                           1,755,442      1,523,705
DUE TO RELATED PARTY                                                                         464,544        580,680

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                                   11,425            761

LONG-TERM DEBT                                                                                     -              -
                                                                                         ------------   ------------

       TOTAL LIABILITIES                                                                   2,231,411      2,105,146
                                                                                         ------------   ------------


COMMITMENTS AND CONTINGENCIES                                                                      -             -

MINORITY INTEREST                                                                            170,753       126,630
                                                                                         ------------   -----------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding 5,268,177 shares                               15,805        15,805

    Additional paid-in capital                                                             2,435,152     2,435,152

    Accumulated deficit                                                                   (3,425,200)   (3,099,015)

    Less cost of treasury stock - 10,000 common shares                                        (3,200)       (3,200)
                                                                                         ------------   -----------

       TOTAL STOCKHOLDERS' DEFICIT                                                          (977,443)     (651,258)
                                                                                         ------------   -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $ 1,424,721    $1,580,518
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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            For the Nine Months Ended        For the Three Months Ended
                                                                   September 30,                    September 30,
                                                            -----------------------------    -----------------------------
                                                                   2001           2000             2001           2000
                                                            --------------   ------------    --------------  -------------

SALES                                                       $    4,245,752   $  4,679,891    $    1,372,176  $   1,540,211
                                                            --------------   ------------    --------------  -------------
COSTS AND EXPENSES
    Cost of sales                                                1,184,634      1,198,635           389,260        429,084
    Restaurant labor and related costs                           1,430,147      1,360,302           527,934        441,470
    Depreciation and amortization of restaurant
     property and equipment                                        103,900        112,980            33,832         37,304
    Other operating expenses                                     1,150,691      1,247,068           311,035        407,102
                                                            --------------   ------------    --------------  -------------
       Total restaurant operating expenses                       3,869,372      3,918,985         1,262,061      1,314,960
                                                            --------------   ------------    --------------  -------------


GENERAL AND ADMINISTRATIVE EXPENSES                                554,368        619,362           152,181        200,723
                                                            --------------   ------------    --------------  -------------

INCOME (LOSS) FROM OPERATIONS                                     (177,988)       141,544           (42,066)        24,528
                                                            --------------   ------------    --------------  -------------

OTHER EXPENSES
    Interest Expense                                               104,073        100,505            31,833         37,125
    Debt conversion expense                                              -        601,513                 -              -
                                                            --------------   ------------    --------------  -------------
       Total other expense                                         104,073        702,018            31,833         37,125
                                                            --------------   ------------    --------------  -------------

LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST                                            (282,061)      (560,474)          (73,899)       (12,597)
PROVISION FOR INCOME TAXES                                               -              -                 -              -
                                                            --------------   ------------    --------------  -------------

LOSS BEFORE MINORITY INTEREST                                     (282,061)      (560,474)          (73,899)       (12,597)

MINORITY INTEREST IN THE INCOME OF
 CONSOLIDATED SUBSIDIARY                                           (44,123)       (34,384)           (6,779)       (13,563)
                                                            --------------   ------------    --------------  -------------

NET LOSS                                                    $     (326,184)  $   (594,858)   $      (80,678)      $(26,160)
                                                            ===============  ============    ==============  =============

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                                         $        (0.06)  $      (0.11)   $        (0.02) $       (0.01)
                                                            ==============   ============    =============== =============






The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           For The Nine Months Ended
                                                                                                  September 30,
                                                                                        --------------------------------
                                                                                              2001             2000
                                                                                        -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                           $     (326,184)     $    (594,858)
    Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation and amortization                                                          103,900            112,980
       Loss attributed to minority interest                                                    44,123             34,384
       Debt conversion                                                                              -            601,513
       (Increase) Decrease in:
       Accounts receivable                                                                      2,060             42,588
       Inventory                                                                               13,012              6,241
       Prepaid expenses and other current assets                                              (25,578)             8,624
       Security Deposits                                                                            -            (12,500)
       Increase (Decrease) in:
       Accounts payable & accrued expenses                                                    107,053             21,844
                                                                                       --------------    ---------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                           (81,614)           220,816
                                                                                       --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                         (5,861)           (19,909)
                                                                                       --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                                                  -            (60,849)
    Partner distributions                                                                           -            (18,707)
    Additional capital leases                                                                   5,390                  -
    Increase in paid-in capital                                                                     -            342,499
    Repayment of capital leases                                                                (2,119)           (28,893)
    Increase (decrease) in due to related party                                                15,940           (297,703)
                                                                                       --------------    ---------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                               19,211            (63,653)
                                                                                       --------------   ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (68,264)           137,254
CASH AND CASH EQUIVALENTS - January 1,                                                         83,360              9,216
                                                                                       --------------  -----------------

CASH AND CASH EQUIVALENTS - June 30,                                                   $       15,096      $     146,470
                                                                                       ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                                                        $       20,007      $      27,471
                                                                                       ==============    ===============
       Taxes                                                                           $        8,441      $       9,775
                                                                                       ==============   ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    On June 30, 2000, several notes payable in the amount of $500,000 to outside parties were converted to 1,182,000 shares of stock.

    On June 30, 2000, advances from a major stockholder and officer in the amount of $300,000 were contributed to capital.

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a)       Nature of Operations
         --------------------

         The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, Los Angeles, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine.

b)       Basis of presentation
         ---------------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2001, the Company has a working capital deficit of $1,586,844 and an accumulated deficit of $3,425,200. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that funding will be sufficient to support its operations during the year through September 30, 2002.

c)       Earnings Per Share
         ------------------

         The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period.

d)       Unaudited Interim Information
         -----------------------------

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2000 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

         Inventory consisted of the following at:
                                                   September 30,    December 31,
                                                       2001             2000
                                                     --------        --------

         Food                                         $ 9,933        $ 15,535
         Beverage                                      44,997          52,407
                                                     --------        --------
                                                      $54,930        $ 67,942
                                                     ========        ========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and Equipment is summarized as follows:

                                                                September 30,    December 31,
                                                                    2001             2000
                                                               -------------    -------------
         Furniture, Fixtures & Equipment                         $ 2,125,262      $ 2,119,401
         Leasehold Improvement                                       745,220          745,220
                                                               -------------    -------------
                                                                   2,870,482        2,864,621
         Accumulated Depreciation                                  1,667,325        1,563,425
                                                                ------------     ------------
                                                                 $ 1,203,157      $ 1,301,196
                                                                 ===========      ===========

         Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2001 and 2000 was $103,900 and $112,980, respectively, and for the three months ended September 30, 2001 and 2000 was $33,832 and $37,304, respectively.

NOTE 4 - ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                September 30,      December 31,
                                                    2001               2000
                                               --------------     -------------
       Payroll, Sales and Other Taxes          $     464,602      $   452,621
       Professional                                   14,500           20,000
       Other Operating Expenses                       66,202          228,345
       Penalties                                      42,935           35,000
       Interest                                      115,654           95,926
                                               --------------     -------------
                                               $     703,893      $   831,892
                                               ==============     =============

NOTE 5 -        RELATED PARTY TRANSACTION

                Due to related parties consists of the following:
                                                                                        September 30,     December 31,
                                                                                            2001              2000
                                                                                       --------------    -------------
                Advances from the president of the Company,
                payable on demand, with no interest.                                   $       15,940     $          -

                Advances from a major stockholder and officer of the Company, to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2002. Interest has been accrued on these advances at
                8% per annum.                                                                 580,680          580,680
                                                                                       --------------    -------------
                                                                                              596,620          580,680
                Less: current portion                                                         132,076                -
                                                                                       --------------    -------------
                Long-term portion                                                      $      464,544    $     580,680
                                                                                       ==============    =============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 5 - RELATED PARTY TRANSACTION (Continued)

         The two parties have a signed agreement for the advance to the major stockholder and officer to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2002.

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                    September 30,     December 31,
                                                                                        2001               2000
                                                                                    -------------    --------------
         The Company received $115,000 from the sale of two convertible secured notes to an entity and an individual in January 1998 with interest payable at 8% per annum. The notes were due January 26, 2000, and were not repaid. Interest is due semi-annually and any unpaid amounts have
         been accrued (see Note 9).                                                 $   115,000       $   115,000

                Less:  Current Portion                                                 (115,000)         (115,000)
                                                                                    ------------      ------------
                Long-Term Debt                                                      $          -      $          -
                                                                                    ============      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 7 - INCOME TAXES

         The components of the provision for income taxes is as follows:

                                                                                          September 30,
                                                                                ------------------------------
                                                                                      2001            2000
                                                                                ---------------   ------------

         Current tax expense
           U.S. federal                                                         $             -   $          -
           State and local                                                                    -              -
                                                                                ---------------   ------------
         Total current                                                                        -              -

         Tax benefit of net operating loss carry-forwards                                     -              -
                                                                                ---------------   ------------
         Provision for income taxes                                                           -              -
                                                                                ---------------   ------------

         Deferred tax expense
           U.S. federal                                                                       -              -
           State and local                                                                    -              -
                                                                                ---------------   ------------
         Total deferred                                                                       -              -
                                                                                ---------------   ------------

         Total provision from continuing operations                             $                 $          -
                                                                                ===============   ============

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

         Federal income tax rate                                         (34.0)%               (34.0)%
         Deferred tax charge (credit)                                        -                        -
         Effect on valuation allowance                                    34.0 %                34.0 %
         State income tax, net of federal benefit                            -                       -
                                                                         -------               --------

         Effective income tax rate                                         0.0  %                0.0 %
                                                                         =======               =========

         At September 30, 2001, the Company had net carryforward losses of approximately $1,445,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

                                                                          Operating          Capital
                                                                           Leases              Leases
                                                                        ------------       ------------
         2001                                                           $    194,607        $     6,512
         2002                                                                594,271             23,016
         2003                                                                512,055              9,315
         2004                                                                512,055                  -
         2005 and thereafter                                               3,202,126                  -
                                                                        ------------       ------------
         Total minimum lease payments                                   $  5,015,114             38,843
                                                                        ============
         Less: Amounts representing interest                                                     (3,118)
                                                                                           ------------
         Present value of future minimum lease payments                                          35,725
         Less:  Current maturities                                                              (24,300)
                                                                                           ------------
         Total                                                                             $     11,425
                                                                                           ============

         Rent expense under operating leases for the nine months ended September 30, 2001 and 2000, was $467,485 and $439,783,
         respectively.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 10 - SEGMENT INFORMATION

         During 2001 and 2000, the Company had six reportable restaurant segments and one management company:

         a) SRC
         b) LA (ceased operations - July 1999)
         c) Chicago (ceased operations - July 1999)
         d) Atlanta
         e) Avenue A
         f) 7 West (management company)

         Soulfood Concepts, Inc. and Subsidiaries:

                                                For the Nine Months Ended
                                                        September 30,
                                              ---------------------------------
                                                 2001                   2000
                                              -------------         -----------
          Sales:
                  SRC                         $   1,889,929         $ 2,007,384
                  LA                                      -                   -
                  Chicago                                 -                   -
                  Atlanta                         1,340,938           1,666,377
                  Avenue A                        1,014,885           1,006,130
                  7 West                                  -                   -
                                              -------------         -----------
         Total sales                          $   4,245,752         $ 4,679,891
                                              =============         ===========

         Cost of sales:
                  SRC                         $     496,319         $   521,540
                  LA                                      -             (11,856)
                  Chicago                            (2,288)            (26,062)
                  Atlanta                           438,026             449,497
                  Avenue A                          252,577             265,516
                  7 West                                  -                   -
                                              -------------         -----------
         Total cost of sales                  $   1,184,634         $ 1,198,635
                                              =============         ===========

         Restaurant operating expenses:
                  SRC                         $     951,766         $  975,462
                  LA                                 87,396             94,300
                  Chicago                           102,880            101,032
                  Atlanta                           837,656            828,768
                  Avenue A                          601,140            607,808
                  7 West                                  -                  -
                                              -------------        -----------
         Total restaurant operating expenses  $   2,580,838         $2,607,370
                                              =============        ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 11 - SEGMENT INFORMATION (Continued)

                                                          For the Nine Months Ended
                                                                  September 30,
                                                        ----------------------------------
                                                              2001               2000
                                                        ---------------      -------------
          Other corporate expenses:
                   SRC                                  $            -      $           -
                   LA                                                -                  -
                   Chicago                                           -                  -
                   Atlanta                                           -                  -
                   Avenue A                                          -                  -
                   7 West                                            -                  -
                   Corporate                                   554,368            619,362
                                                        ---------------      -------------
          Total other corporate expenses                $      554,368      $     619,362
                                                        ===============       ============

          Depreciation and amortization expense:
                   SRC                                  $       14,770      $      14,638
                   LA                                                -                  -
                   Chicago                                           -                  -
                   Atlanta                                      66,297             80,412
                   Avenue A                                     20,430             17,050
                   7 West                                            -                  -
                   Corporate                                     2,403                880
                                                        ---------------      -------------
          Total depreciation and amortization expense   $      103,900      $     112,980
                                                        ==============       ============

          Income (loss) from operations:
                   SRC                                  $      427,074      $     495,744
                   LA                                          (87,396)           (82,444)
                   Chicago                                    (100,592)           (74,970)
                   Atlanta                                      (1,041)           307,700
                   Avenue A                                    140,738            115,756
                   7 West                                            -                  -
                   Corporate                                  (556,771)          (620,242)
                                                        ---------------      -------------
          Income (Loss) from operations                 $     (177,988)     $     141,544
                                                        ===============      =============

          Identifiable assets:
                   SRC                                  $       98,420      $     128,859
                   LA                                          482,127            482,137
                   Chicago                                     364,219            385,603
                   Atlanta                                     345,942            415,582
                   Avenue A                                     70,128                 60
                   7 West                                            -            197,223
                   Corporate                                    63,885             86,350
                                                        ---------------      -------------
          Total assets                                  $    1,424,721      $   1,695,814
                                                        ===============      =============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



NOTE 12 - SUBSEQUENT EVENTS

          The Company is in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and the Company anticipates finalizing the sale in November 2001.

          The Company is in the process of putting together a management team to reopen the restaurant in Chicago with a Spring 2002 target date.

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

         As of March 31, 2001 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We intend to sell the Los Angeles unit and engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago's reopening has been delayed to second quarter 2002 and will reopen under the name The Shark Bar? Restaurant, Chicago.


EVENTS OF SEPTEMBER 11, 2001

     The terrorist attacks on the World Trade Center in New York City and the Pentagon on September 11, 2001 have negatively impacted the United States economy. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. Sales for all of our restaurants, were adversely affected as a result of the September 11 attacks. Additional terrorist attacks or related events could adversely impact all consumer businesses, including ours. It is not possible at this time to predict the longer-term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions and our results of operations

RESULTS OF OPERATIONS
---------------------

RESULTS OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001

         Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the nine months ended September 30, 2001 decreased by approximately 9% to 4,245,752 from sales of $4,679,891 during the nine months ended September 30, 2000. This reduction in sales is due primarily to the effect of adverse economic conditions for the second quarter period and the adverse effect of the events of September 11th. Also the company did not incorporate any menu price increases to offset the impact of higher costs of products for the period. We estimate that total restaurant sales for the nine month period ended September 30, 2001 would have been approximately $180,000 - $240,000 higher had the events of September 11 not occurred, based on sales trends for the six month period prior to September 11. Sales for the three months ended September 30, 2001 decreased by approximately 11% to $1,372,176 from sales of $1,540,211 for the three months ended September 30, 2000.

         Cost of Revenues. There was a decrease in cost of sales to $1,184,634 for the nine months ended September 30, 2001 from $1,198,635 for the nine months ended September 30, 2000 principally as a proportional decrease related to the reduction in sales. As a percentage of restaurant sales, this cost increased to 27.9% versus 25.6% for the same period of the prior year, principally as a result of slightly higher produce and other commodity costs that were not offset by menu price increases. There was a decrease in costs of sales to $389,260 for the three-month period ended September 30, 2001 from $429,084 for the three months ended September 30, 2000. As a percentage of revenues, this cost increased to 28.3% versus 27.8% for the same period of the prior year.


                    Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they increased $69,845 or 4.8% to $1,430,147 for the nine month period ended September 30, 2001 from $1,360,302 for the same period the previous year. Our Atlanta unit did not incur the cost of salaries for a general manager or a head chef from approximately May 2000 until March 2001 as these positions were held by the V.P of Operations and the Co-executive chef while they managed the store and screened candidates for these positions. As a percentage of revenue labor and related costs increased to 33.6% for nine-month period ended September 30, 2001 compared to 29% for the nine month period ended September 30, 2000. The fixed cost component of our labor expenses and minimum wage and other wage increases were negatively impacted by the decline in sales and the events of September 11th. For the three month period ended September 30, 2001 restaurant labor and related costs increased 18% to 527,934 from $441,470 for the same period the previous year. As a percentage of revenue labor and related costs were 38.4% for the three-month period ended June 30, 2001 compared to 28.68% for the period ended September 30, 2000.

       OTHER OPERATING EXPENSES. Other operating expenses consist of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased by $96,377 or 7.7% to $1,150,691for the nine month period ended September 30, 2001 from $1,247,068 for the nine month period ended September 30, 2000. This decrease was due primarily to a rent abatement negotiated for the Chicago unit. As a percentage of revenues, restaurant operating expenses increased to 27.1% for the nine-month period ended September 30, 2001 from 26.6% for the same period in 2000. For the three month period ended September 30, 2001 other operating expenses decreased to $311,035 from $407,102 for the same period the previous year. As a percentage of revenues restaurant operating expenses decreased to 22.6% for the three-month period ended September 30, 2001 from 26.4% for the three month period ended September 30, 2000.

         General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $554,368 for the nine month period ended September 30, 2001 compared to $619,362 for the nine month period ended September 30, 2000. This decrease is attributable to the completion of management training in our Atlanta unit and the termination of the related costs and travel expenses. As a percentage of revenues, general and administrative expense for the nine month period ended September 30, 2001 decreased slightly to 13% compared to 13.2% for the nine month period ended September 30, 2000. General and administrative expenses for the three month period ended September 30, 2001 were $152,181 compared to $200,723 for the three month period ended September 30, 2000. As a percentage of revenue general and administrative expenses decreased to 11% for the three month period ended September 30, 2001 from 13% for the three month period ended September 30, 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $103,900 for the nine-month period ended September 30, 2001 from $112,980 for the nine-month period ended September 30, 2000. As a percentage of revenues depreciation and amortization were 2.4% for the nine-month periods ended September 30, 2001 and 2000. Depreciation and amortization expense decreased to $33,832 for the three-month period ended September 30, 2001 from $37,304 for the three-month period ended September 30, 2000. As a percentage of revenues depreciation and amortization were 2.4% for the three-month periods ended September 30, 2001 and 2000.

       Income (Loss) from Operations. For the nine-month period ended September 30, 2001 we had a loss from operations of $177,988 or (4.1)% of revenues compared with income from operations of $141,544 or 3% of revenues, for the same period in 2000. For the three-month period ended September 30, 2001 we had a loss from operations of $42,066 or (3%) of revenues compared with income from operations of $24,528 or 1.6% of revenues, for the same period in 2000

         Interest Income, Other (Expense) Income. We had interest expense of $104,073 for the nine-month period ended September 30, 2001 compared with $100,505 for the nine month period ended September 30, 2000. We had interest expense of $31,833 for the three-month period ended September 30, 2001 compared to interest expense of $37,125 for the three-month period ended September 30, 2000. Interest expense for nine-month and the three-month periods ended September 30, 2001 and 2000 related primarily to long-term notes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used in operating activities were $81,614 for the nine-month period ended September 30, 2001 compared to net cash provided of $220,816 for the nine month period ended September 30, 2000, primarily due to the debt conversion expense taken in nine month period ended September 2000. Investing activities used $5,861, for the nine-month period ended September 30, 2001compared to $19,909 for the same period last year. Cash flows from financing activities were $19,211 for the period ending September 30, 2001 compared with cash used of $63,653 for the nine-month period ending September 30, 2000.

         Cash and equivalents at September 30, 2001 was $15,096 which decreased from $83,360 at December 31, 2000. Total assets of $1,424,721 for the nine-month period ended September 30, 2001 were reduced from $1,580,518 due to a reduction in property and equipment and inventory. Total liabilities increased $126,265 or 5.6% to $2,231,411 from $2,105,146 as a result of the increase in accounts payable.

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

         We are pursuing an equity financing via a private placement; if successful, the proceeds of the financing will be used, in part, to pay down certain current obligations. We are also continuing our aggressive cost cutting of general and administrative expenses with a goal of an overall 30% reduction. We are in the process of negotiating the sale of the L.A. store's lease, inventory and fixed assets. As of the date of this report, a commitment from a buyer is being finalized and we anticipate finalizing the sale in November 2001.

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

                           PART II. OTHER INFORMATION

ITEM. 6         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None.
(b) Reports on Form 8-K. None

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.


Date:    November 13, 2001             By: /s/ Mark Campbell
    ------------------------------        --------------------------------------
                                          Mark Campbell
                                          Chief Executive Officer,
                                          President and Director
                                          (principal accounting officer)