Form 10KSB
period 2001-12-31
SOULFOOD CONCEPTS INC
filed 2002-04-16
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
     SECURITES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(D)  OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM ____TO____

           COMMISSION FILE NUMBER 0-30301

                             ----------------------

                             SOULFOOD CONCEPTS, INC.

                 (Name of small business issuer in its charter)

                               -------------------

        DELAWARE                                       13-3585743
--------------------------------------------------------------------------------
 (State of Incorporation)                 (I.R.S. Employer Identification No.)


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

                         YES [X]   NO [ ]

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form. [X]

     The aggregate market value on December 31, 2001 of voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $267,666

     The issuer's revenues for the year ended December 31, 2001 were $5,572,937

     As of December 31, 2001, 5,353,333 shares of common stock, par value $.003 per share were issued and outstanding.

                       Documents incorporated by reference
                       -----------------------------------

                                      NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL
-------

     Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar(R) Restaurant . We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka (R) restaurant . The flagship Shark Bar restaurant and Mekka are located in Manhattan, New York; the others are located in Chicago, Illinois, Atlanta, Georgia and Los Angeles, California.

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

     The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We have successfully sold the Los Angeles unit's lease, inventory and fixed assets. As of the date of this report, we have entered into a new lease agreement with the landlords of the Chicago location and we will engage a turnaround plan to reopen the Chicago location by the fall of 2002.

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

RESTAURANT CONCEPT AND MENUS
----------------------------

THE SHARK BAR

     The Shark Bar restaurants were developed to appeal to a 35-50 year old, predominantly African-American customer base, however significant cross over appeal exists for customers seeking a full service upscale casual dining experience in the soul food genre. Our menu and service model is also highly conducive to family style dining. Each has a separate bar area along with dinning rooms with tablecloth settings. The Shark Bar restaurant serves dinner 7 days a week and lunch and brunch when appropriate. The distribution between food and beverage sales is 65% food and 35% beverages. During 2001, the average guest check at the Shark Bar was approximately $23 (including beverages).

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

MEKKA

     We are also the General Partner, holding a 60% general partner interest and a 2% limited partner interest, of a 55-seat soul food restaurant known as Mekka. The menu at Mekka is also based on soul food and New Southern cooking, but also offers a selection of Caribbean dishes. Mekka was designed with slightly lower price points than The Shark Bar and is targeted towards a predominantly African-American customer in the 20-40 age demographic, and also has very significant cross over appeal. Mekka serves dinner seven days a week, does not serve lunch during the week but does offer a brunch on Sunday. The distribution between food and beverages sales is approximately 65% for food and 35% for beverages. In 2001, the average guest check in Mekka was approximately $20 (including alcoholic beverages). Mekka also has an outdoor cafe space that offers an additional 30 seats in the warmer months.

RESTAURANT EXPANSION
--------------------

     The first expansion outside of the New York market was The Shark Bar in Chicago ("Shark Bar Chicago") which opened in March of 1997. On January 10, 1997, we completed the purchase of the lease, restaurant assets and licenses of the Affair Restaurant Inc. in Chicago, Ill. from Affair, L.P. and all of the issued and outstanding shares of capital stock of Affair Restaurant, Inc. for the aggregate purchase of approximately $335,000 (the "Chicago Acquisition"). The Shark Bar Chicago is a 9,000 square foot unit, of which 7,000 square feet can be used for sales space on three floors, with a 2,000 square foot outside adjoining deck. The main dining floor contains 130 seats plus a small bar area, while the second floor offers the larger bar space and seating for up to an additional 75 persons, if so required. The second floor is also able to accommodate larger private parties and catering events. We have currently entered into a new lease agreement and intend to re-open the Chicago unit by the fall of 2002.

     In the summer of 1997, we acquired for $375,000, the lease and equipment of the 6,500 square foot 826 N. La Cienega Boulevard premises, formerly the "La Mer Restaurant" (the "Los Angeles Acquisition"). This acquisition was financed through the proceeds of a convertible debenture and a small bridge loan from Mr. Hinchcliffe for $105,000. The Shark Bar (R) Restaurant Los Angeles has a main dining room with 110 seats, a lounge area which can accommodate 30 persons and a 600 square foot garden and patio area. We closed this unit in June of 1999 and have successfully sold the lease inventory and assets as of December 14, 2001.

     In the first quarter of 1998, we acquired a lease, together with furniture and fixtures thereon, of a 10,000 square foot, two level restaurant located in mid-town Atlanta for a purchase price of $250,000. We opened these premises into the fourth Shark Bar (R) Restaurant during the first quarter of 1998.

     We still believe that significant opportunities to expand company-owned restaurants exists, and will implement an accelerated expansion strategy. We intend to seek to develop new restaurants in geographic areas and primary metropolitan markets that are readily receptive to our concept and which will enable us to increase name recognition and realize improved efficiencies in marketing, management, and purchases. In fiscal 2002 we plan to reopen Shark Bar restaurant Chicago with an extensive "turnaround" plan that involves a focus on operations and management training, and in fiscal 2003 we intend to open two additional restaurants.

     Approximate costs for the Chicago unit's reopening are $250,000. Additional expansion efforts will not begin until second or third quarter 2003. Typically, the cost to open a unit is approximately $400,000 to $600,000. The foregoing represents the Company's best estimate of the funds required for these openings. This estimate is based on certain assumptions, including, primarily that interior improvements and equipment installation can be commenced and, in some cases, completed at projected costs. Future events, including the problems, delays, expenses and complications frequently encountered by companies as well as changes in economic, regulatory or competitive conditions or changes in the Company's planned business and the success or lack thereof may make shifts in the allocation of funds necessary or desirable. There can be no assurance that the Company's estimates will prove to be accurate, that unforeseen expenses will not occur, or that the Company will successfully realize its objectives.

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

FINANCING TRANSACTIONS
-----------------------

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

EMPLOYEES
---------

     As of December 31, 2001, we employed 120 persons. Of our employees, 65 are full time and 55 are employed on a part time basis. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with employees to be good.

TRADEMARK
----------

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

COMPETITION
------------

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

Events of September 11, 2001,

     The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy, which was experiencing a reduced level of growth prior to those attacks. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and discretionary spending. Sales for all of our restaurants, were adversely affected as a result of the September 11 attacks. While sales trends for most of our restaurants have recovered to their pre-September 11 levels as of March 1, 2002, additional terrorist attacks or related events occurring in the future could adversely impact all consumer businesses, including ours. It is not possible to predict the longer-term effects of the terrorist attacks, or the impact of actions taken in response to the attacks on general economic, political and public safety conditions and our results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The following tables sets forth certain information with respect to our facilities currently in operation (unless otherwise noted):

Name and Location          Date Opened      Restaurant Size       Seating Capacity      Lease Expiration
-----------------          -----------      ---------------       ----------------      ----------------
The Shark Bar.............     11/90           2,500 sq. ft               90                  2009
New York, N.Y.
Mekka.....................     12/94           1,500 sq. ft.              65                  2002(1)
New York, N.Y.
The Shark Bar.............      3/97           9,000 sq. ft              200                  2009(2)
Chicago, Illinois
The Shark Bar.............      3/98          10,000 sq. ft              255                  2007
Atlanta, Georgia

(1) This lease provides one five year renewal option.
(2) Currently not operating. This lease provides two five year renewal options.

     Our headquarters are located in an office building located in New York City, where we lease approximately 2,500 sq. ft. The lease expires in August 2005. We believe that the space is adequate for our needs through the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending material legal proceeding.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the period ended December 31, 2001.

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

     2001                   HIGH           LOW
     ----                   ----           ---
     1st Quarter            $.05           $.05
     2nd Quarter            $.05           $.05
     3rd Quarter            $.05           $.05
     4th Quarter            $.20           $.05


     2000                   HIGH           LOW
     ----                   ----           ---
     1st Quarter            $.35           $.30
     2nd Quarter            $.40           $.35
     3rd Quarter            $.75           $.40
     4th Quarter            $.25           $.15


     Holders. As of December 31, 2001, to our knowledge, we had approximately 69 shareholders of record of our Common Stock

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

     Also see "Business - Financing Transactions".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REVIEW RESULTS OF OPERATIONS.

GENERAL

     The following discussion and analysis of Soulfood Concepts, Inc. (the "Company"), should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in the Form 10-KSB.

     As of December 31, 2001, we operated three full service restaurants in locations in New York City, and Atlanta. The Company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. We have traditionally funded our growth through sales of equity, convertible notes and debt financing

     Our Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. As of December 14, 2001, we have successfully sold the lease fixed assets and inventory of our Los Angeles unit. We will engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in late fall 2002. The flagship Shark Bar(R) and Mekka(R) Restaurants are located in Manhattan, New York. The third operating unit, a Shark Bar Restaurant, is located in Atlanta, Georgia.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     Revenues. Revenue was generated from the sale of food and beverages for the year ended December 31, 2001 and 2000, from restaurant units. Revenues decreased $474,706 or 7.8% from $6,047,643 for the year ended December 31, 2000 to $5,572,937 for the year ended December 31, 2001. This reduction in sales is due primarily to the effect of adverse economic conditions for the second quarter period and the adverse effect of the events of September 11th. Also the company did not incorporate any menu price increases to offset the impact of higher costs of products for the period. We estimate that total restaurant sales for the twelve month period ended December 31, 2001 would have been approximately $500,000 higher had the events of September 11 not occurred, based on sales trends for the nine month period prior to September 11.


     Cost of Revenues. We incurred cost of revenues from continuing operations of $1,530,709 for the year ended December 31, 2001 and $1,592,948 for the year ended December 31, 2000. As a percentage of net revenues, cost of revenues from continuing operations was 27.4% for the year ended December 31, 2001 and 26.3% for year ended December 31, 2000. This increase was principally as a proportional decrease related to the reduction in sales and as result of slightly higher produce and other commodity costs that were not offset by menu price increases.

     Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $104,566 or 5.8% to $1,682,797 for the year ended December 31, 2001 from $1,787,363, for the period ended December 31, 2000. Due to the adverse effect of September 11th and the resulting decline in sales, we effectively reduced labor costs by using management staff whenever possible and reducing working hours of employees. As a percentage of revenue labor costs increased slightly to 30.1% for the period ended December 31, 2001 compared to 29.5% for year ended December 2000. The fixed cost component of our labor expenses and minimum wage and other wage increases were negatively impacted by the decline in sales and the events of September 11th.

     Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs increased $55,308 or 3.2% to $1,728,152 for the year ended December 31, 2001 compared to $1,672,844 for the year ended December 31, 2000. This overall increase was due primarily to security deposits forwarded to the landlord in Chicago upon entering a new lease agreement, and due to higher costs for electric, natural gas services and base rent increases. Another factor was the increased costs for our insurance arrangements, which reflected the general increase in such costs resulting from the terrorist attacks of September 11, 2001. We expect the costs for all of our insurance arrangements to continue to increase during fiscal 2002. As a percentage of revenues restaurant operating expenses increased to 31% for the year ended December 31, 2001, from 27.6% for the year ended December 31, 2000.

     General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. General and administrative expenses from continuing operations decreased $90,341 or 10.2% to $792,068 for the year ended December 31, 2001 compared to $882,409 for the year ended December 31, 2000. This decrease is attributable to the completion of management training in our Atlanta unit and the termination of the related costs and travel expenses. This decrease is attributable to the completion of management training in our Atlanta unit and the termination of the related costs and travel expenses. Also we reduce corporate salary expenses as a strategy to reduce the G&A expense in anticipation of the negative effects on revenue of the attacks of September 11th. As a percentage of revenues, general and administrative expense for the year ended December 31, 2001 were slightly decreased to 14.2% compared to 14.5% for the year ended December 31, 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $142,101 for the year ended December 31, 2001 from $157,365 for the year ended December 31, 2000. As a percentage of revenues depreciation and amortization were 2.5% for the year ended December 31, 2001 and 2.6% for year ended December 31, 2000.

         Interest Income, Other (Expense) Income and Income Taxes. We had interest expense of $172,533 for the year ended December 31, 2001 compared to interest expense of $142,548 for year ended December 31, 2000. Interest expense for year ended December 31, 2001 and 2000 related primarily to long-term notes. In December 2001 we sold the lease, inventory and assets of the Los Angeles and took a loss on disposition of assets of $286,326. On June 30, 2000 we converted Notes in the aggregate amount of $350,000 for 864,000 shares of common stock at a conversion price of $0.50 per share and $150,000 for 318,000 shares of common stock at a conversion price of $0.50 per share for $50,000 of the notes and $0.33 per share for $100,000 of the notes. We incurred a debt conversion expense of $601,512 in year ended December 31, 2000 as a result of these conversions. (See "Notes to Consolidated Financial Statements - Note 10 -Convertible Notes Payable").

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

         Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased $409,203 or 19.6% to $1,672,844 for the year ended December 31, 2000 compared to $2,082,047 for the year ended December 31, 1999. This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses decreased slightly to 27.6% for the year ended December 31, 2000 from 27.8% from the year ended December 31, 1999.

         General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $882,409 for the year ended December 31, 2000 compared to $926,885 for the year ended December 31, 1999. As a percentage of revenues, general and administrative expense for the year ended December 31, 2000 were increased slightly to 14.5% compared to 12.4% for the year ended December 31 1999. This increase was due primarily to the field support efforts given to the Atlanta unit and the travel and relocation costs associated with this task.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $157,365 for the year ended December 31, 2000 from $288,039 for the year ended December 31, 1999 as a result of the closing of the two units. As a percentage of revenues depreciation and amortization were 2.6% for year ended December 31, 2000 and 3.8% for year ended December 31, 1999.

         Interest Income, Other (Expense) Income and Income Taxes. We had interest expense of $142,548 for year ended December 31, 2000 compared to interest expense of $165,127 for the year ended December 31, 1999. Interest expense for year ended December 31, 2000 and 1999 related primarily to long-term notes. On June 30, 2000 we converted Notes in the aggregate amount of $350,000 for 864,000 shares of common stock at a conversion price of $0.50 per share and $150,000 for 318,000 shares of common stock at a conversion price of $0.50 per share for $50,000 of the notes and $0.33 per share for $100,000 of the notes. We incurred a debt conversion expense of $601,512 in year ended December 31, 2000 as a result of these conversions. (See "Notes to Consolidated Financial Statements - Note 10 -Convertible Notes Payable").

FINANCIAL CONDITION AND LIQUIDITY

     Cash and Cash Equivalents as of December 31, 2001 decreased by $79,124 to $4236 from $83,360 from as of December 31, 2000. Overall, Total Current Assets decreased by $88,976 as of December 31, 2001 to $86,972 from to $175,948 as of December 31, 2000. This decrease in cash and all other current assets was primarily due to the decrease in cash flow from operations and the reduction in inventory from the sale of our Los Angeles unit.

     Our current liabilities increased $163,045 as of December 31, 2001 to $1,686,750 from $1,523,705 as of December 31, 2000. This increase was due primarily to the increase of accounts payables.

     Accounts payable expenses are primarily due to the closing of the Chicago units. Arrangements have been made with vendors to settle outstanding amounts and to wait until the reopening of the store, to work out terms and payment. In all cases, there has been no action taken against the company and there have been no adverse effects on operations.

     Accrued expenses include payroll, sales, other taxes with penalties and interest, professional fees and other operating expenses. A settlement for all tax liabilities is being negotiated with each taxing authority relative to the claim. All outstanding payable are being negotiated and/or paid down from operating funds.

     For the year ended December 31, 2001, net cash used by operating activities were $(517,330) compared to net cash provided for operating activities of $168,303 for the year ended December 31, 2000. This change was primarily due to the accounting entry taken in 2000 of $601,513 for the conversion of debt to common stock of the company. Cash provided by investing activities as of December 31 2001, were $133,135 compared with cash used of $10,525 for period ended December 31, 2000. This was attributable to the disposition of assets in the Los Angeles unit in December 2001 along with the net proceeds received in conjunction with said disposition. Net cash provided by financing activities in 2001 were $2,215 compared with net cash used of $83,634 in 2000.

     The Company's near and long-term operating strategies focus on an administrative restructuring, aggressive closing of under-performing locations, debt-restructuring and seeking additional equity financing. Several completed and ongoing initiatives are as follows:

     o The Company closed its Los Angeles operation in June 1999. LA experienced an operating loss in 1999 approximating $111,000 before any corporate overhead burden. A sale of the lease and fixed assets for this location, was completed December 14, 2001.

     o The Company temporarily closed its Chicago operation in July 1999. Chicago experienced an operating loss in 1999 approximating $222,000 before any corporate overhead burden. The Company is in the process of reopening in Chicago by the third quarter 2002.

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

     MARK CAMPBELL, 41, was appointed President, CEO and Director on November 3, 1999. As the current CEO and President of SoulFood Concepts, Inc., Mark Campbell oversees operations of the Shark Bar and Mekka restaurants, a national chain in five locations across the United States.

Campbell's foray into the restaurant business began in 1996 when he opened the Soul Cafe', a 125 seat upscale casual dining restaurant in midtown Manhattan. Mr. Campbell was a founder and managing partner in the venture.

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

Compliance with Section 16(a) of the Exchange Act

NONE OF THE DIRECTORS HAVE FILED TIMELY REPORTS UNDER SEC.16(A) OF THE EXCHANGE ACT. THE COMPANY UNDERSTANDS THAT IT IS THE INTENTION OF SUCH DIRECTORS TO FILE THESE REPORTS PROMPTLY.

ITEM 10:  EXECUTIVE COMPENSATION

     (a) Cash Compensation.

     The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers (the "named executive officers") for the years ended December 31, 2001, 2000, and 1999.

                           SUMMARY COMPENSATION TABLE

                                           FISCAL
NAME AND PRINCIPAL POSITION                 YEAR     ANNUAL SALARY
MARK CAMPBELL                               2001        $73,000
PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                            2000         80,000

                                            1999          0


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


             Name and Address          Amount and Nature of         Percent
          of Beneficial Owner        Beneficial Ownership(1)(2)     of Class

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


                                      None

                                   Signatures

In accordance with section 13 or 15(d) of the Exchange act, the registrant caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.

                                      Soulfood Concepts Inc.

Date: April 15, 2002                  By: /s/ Mark Campbell
                                          -----------------------------------
                                          Mark Campbell, Chief Executive Officer
                                          and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                                            Date

   /s/ Mark Campbell                                       April 15, 2002
----------------------------------
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer


   /s/  Brian A. Hinchcliffe                               April 15, 2002
----------------------------------
Brian A. Hinchcliffe, Director


    /s/ Michael D. Vann                                    April  15, 2002
----------------------------------
Michael D. Vann, Director



----------------------------------                         April, 2002
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOULFOOD CONCEPTS, INC.

We have audited the accompanying consolidated balance sheets of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                      MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants

New York, New York
April 9, 2002

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                              -------------------------
                                                                 2001           2000
                                                              ----------     ----------
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                  $    4,236     $   83,360
   Accounts receivable                                             5,763          2,060
   Inventory                                                      53,387         67,942
   Prepaid expenses and other current assets                      23,586         22,586
                                                              ----------     ----------

      TOTAL CURRENT ASSETS                                        86,972        175,948

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,705,526 and $1,563,425 respectively          723,104      1,301,196

SECURITY DEPOSITS                                                103,549        103,374
                                                              ----------     ----------

      TOTAL ASSETS                                            $  913,625     $1,580,518
                                                              ==========     ==========




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                    -----------------------------
                                                                       2001              2000
                                                                    -----------       -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                 $   726,765       $   545,118
   Accrued expenses                                                     753,096           831,892
   Obligation under capital lease                                        17,881            31,695
   Current portion of long-term debt                                    115,000           115,000
   Due to related party                                                  74,004              --
                                                                    -----------       -----------

      TOTAL CURRENT LIABILITIES                                       1,686,750         1,523,705

DUE TO RELATED PARTY                                                    522,612           580,680

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                --                 761
                                                                    -----------       -----------

      TOTAL LIABILITIES                                               2,209,362         2,105,146
                                                                    -----------       -----------

COMMITMENTS AND CONTINGENCIES                                              --                --

MINORITY INTEREST                                                       176,657           126,630
                                                                    -----------       -----------

STOCKHOLDERS' (DEFICIT)
   Common stock, par value $.003; authorized
   14,500,000 shares; issued and outstanding
   5,353,333 and 5,268,177 shares, respectively                          16,060            15,805

   Additional paid-in capital                                         2,435,747         2,435,152

   Accumulated deficit                                               (3,921,001)       (3,099,015)

   Less cost of treasury stock - 10,000 common
      shares                                                             (3,200)           (3,200)
                                                                    -----------       -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                                  (1,472,394)         (651,258)
                                                                    -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                              $   913,625       $ 1,580,518
                                                                    ===========       ===========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For The Year Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                    2001              2000
                                                                 -----------       -----------
SALES                                                            $ 5,572,937       $ 6,047,643
                                                                 -----------       -----------

COSTS AND EXPENSES
   Cost of sales                                                   1,530,709         1,592,948
   Restaurant labor and related costs                              1,682,797         1,787,363
   Depreciation and amortization of restaurant
    property and equipment                                           142,101           157,365
   Other operating expenses                                        1,728,152         1,672,844
                                                                 -----------       -----------
      Total restaurant operating expenses                          5,083,759         5,210,520
                                                                 -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSES                                  792,068           882,409
                                                                 -----------       -----------

LOSS FROM OPERATIONS                                                (302,890)          (45,286)
                                                                 -----------       -----------
OTHER EXPENSES
   Interest expense                                                  172,533
                                                                                       142,548
   Debt conversion expense                                              --             601,513
   Loss on disposition of fixed assets                               286,326              --
                                                                 -----------       -----------
      Total other expense                                            458,859           744,061
                                                                 -----------       -----------

LOSS BEFORE INCOME TAXES,
 AND MINORITY INTEREST                                              (761,749)         (789,347)

PROVISION FOR INCOME TAXES                                            10,210              --
                                                                 -----------       -----------

LOSS BEFORE MINORITY INTEREST                                       (771,959)         (789,347)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                                        (50,027)          (45,238)
                                                                 -----------       -----------

NET LOSS                                                         $  (821,986)      $  (834,585)
                                                                 ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                For The Year Ended
                                                   December 31,
                                             ----------------------
                                               2001           2000
                                             -------        -------
LOSS PER COMMON SHARE
    BASIC AND DILUTED:

       Loss per common share                 $  (.16)       $  (.18)
                                             =======        =======






The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                    Common Stock          Additional                       Treasury Stock           Total
                                -----------------------     Paid-in    Accumulated      -------------------     Stockholders'
                                  Shares      Amount        Capital       Deficit       Shares      Amount        Deficit
                                ---------   -----------   -----------   -----------     ------   -----------    -----------
Balance - January 1, 2000       3,998,177        11,995       980,949    (2,217,663)      --            --       (1,224,719)

Issuance of Common Stock        1,270,000         3,810     1,454,203          --         --            --        1,458,013

Purchase of Treasury Stock           --            --            --            --       10,000        (3,200)        (3,200)

Partner Distributions                --            --            --         (46,767)      --            --          (46,767)

Net loss                             --            --            --        (834,585)      --            --         (834,585)
                                ---------   -----------   -----------   -----------     ------   -----------    -----------

Balance - December 31, 2000     5,268,177        15,805     2,435,152    (3,099,015)    10,000        (3,200)      (651,258)

Issuance of Common Stock           85,167           255           595          --         --            --              850

Net loss                             --            --            --        (821,986)      --            --         (821,986)
                                ---------   -----------   -----------   -----------     ------   -----------    -----------

Balance - December 31, 2001     5,353,333   $    16,060   $  2435,747   $(3,921,001)    10,000   $    (3,200)   $(1,472,394)
                                =========   ===========   ===========   ===========     ======   ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For The Year Ended
                                                                          December 31,
                                                                 -------------------------------
                                                                   2001                   2000
                                                                 ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(821,986)            $(834,585)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                142,101               157,365
      Loss in disposition of fixed assets                          286,326
      Loss attributed to minority interest                          50,027                45,238
      Debt conversion                                                 --                 601,513
      (Increase) Decrease in:
      Accounts receivable                                           (3,704)               54,834
      Inventory                                                     14,555                 1,178
      Prepaid expenses and other current assets                     (1,000)                3,702
      Other assets                                                    (175)              (12,500)
      (Decrease) Increase in:
      Accounts payable and accrued expenses                        119,381               151,558
                                                                 ---------             ---------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                  (517,330)              168,303
                                                                 ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (16,865)              (10,525)
   Proceeds from disposition of assets                             150,000                  --
                                                                 ---------             ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   133,135               (10,525)
                                                                 ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                     --                 (60,849)
   Repayment of debt                                                  --                    --
   Repayment of capital leases                                     (14,575)              (31,615)
   (Decrease) increase in due to related party                      15,940              (297,703)
   Partner distributions                                              --                 (46,767)
   Increase in common stock                                            255                   264
   Increase in additional paid-in capital                              595               356,236
   Purchase of treasury stock                                         --                  (3,200)
                                                                 ---------             ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     2,215               (83,634)
                                                                 ---------             ---------

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS                                          (79,124)               74,144

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       83,360                 9,216
                                                                 ---------             ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $   4,236             $  83,360
                                                                 =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For The Year Ended
                                                              December 31,
                                                        -----------------------
                                                          2001          2000
                                                        ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest expense                                  $  69,175     $  70,271
                                                        =========     =========
      Income taxes                                      $  10,970     $  12,738
                                                        =========     =========


NON-CASH INVESTING AND FINANCING ACTIVITIES:

December 31, 2001
-----------------

On December 31, 2001, the Company took a write off of $16,530 of accrued expenses involving the closing of the Los Angeles operations


December 31, 2000
-----------------

On June 30, 2000, several notes payable to outside parties (see Notes 10 and 11) were converted to 1,182,000 shares of stock.

On December 31, 2000, warrants were exercised in exchange for a payable of 188,000 shares of common stock.













The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     a)  Nature of Operations

         The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, Los Angeles, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine Note 14:

         1) Shark Restaurant Corp. ("SRC"), incorporated under the laws of New York on June 7, 1990 (owned 100% by the Company);

         2) Shark Restaurant California, Inc. ("LA"), incorporated under the laws of California on June 23, 1997 (owned 100% by the Company); ceased operations in June 1999, and sold its lease and related property and equipment on December 10, 2001.

         3) Affair Restaurant, Inc. ("Chicago"), d/b/a Shark Bar Restaurant Chicago, purchased on January 10, 1997 (owned 100% by the Company); temporarily ceased operations in July 1999. (see Note 14).

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

     b)  Basis of presentation

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2001, the Company has a working capital deficit of $1,599,778 and an accumulated deficit of $3,921,001. Additionally, the Company has defaulted on certain notes; however, the note holders have agreed to not seek relief as the Company attempts to restructure the debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's near and long-term operating strategies focus on an administrative restructuring, aggressive closing of under-performing locations, debt-restructuring and seeking additional equity financing. Several completed and ongoing initiatives are as follows:

         o The Company closed its Los Angeles operation in June 1999. LA experienced an operating loss in 1999 approximating $111,000 before any corporate overhead burden. A sale of the lease and fixed assets for this location, was completed December 14, 2001.

         o The Company temporarily closed its Chicago operation in July 1999. Chicago experienced an operating loss in 1999 approximating $222,000 before any corporate overhead burden. The Company is in the process of reopening in Chicago by the third quarter 2002.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

     f)  Accounts receivable

         Accounts receivable consist of charges due from credit card companies and others. As of December 31, 2001 and 2000, no allowance for doubtful accounts is necessary.

     g)  Inventory

         Inventory is valued at the lower of cost or market under the first in first out method of costing.

     h)  Property and equipment

         Property and equipment is valued at cost and is depreciated over the asset's estimated useful lives, utilizing the straight-line method. Leasehold improvements are amortizable over the life of the lease or estimated useful lives, whichever is shorter.

     i)  Concentration of credit risk

         The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

     j)  Advertising costs

         Advertising costs are expensed as incurred and included in restaurant operating expenses. For the years ended December 31, 2001 and 2000, advertising expense amounted to $1,523 and $13,253, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

     l)  Fair value of financial instruments

         The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 2001 and 2000.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

     o)  Loss per share (continued)

         The shares used in the computation were as follows:

                                                       December 31,
                                               --------------------------
                                                 2001             2000
                                               ---------        ---------
         Basic and Diluted                     5,353,333        4,557,944
                                               =========        =========

     p)  Comprehensive income

         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income, and therefore has not included a schedule of comprehensive income in the financial statements.

     q)  Recent accounting pronouncements

         Additionally, during 1998, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 2001 and 2000 fiscal years.

         SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 2001.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - INVENTORY

         Inventory consisted of the following:

                                                         December 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------
         Food                                    $   15,831    $   15,535
         Beverage                                    37,556        52,407
                                                 ----------    ----------
                                                 $   53,837    $   67,942
                                                 ==========    ==========

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                         December 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------
         Furniture, Fixtures and Equipment       $1,871,683    $2,119,401
         Leasehold Improvement                      556,947       745,220
                                                 ----------    ----------
                                                  2,428,630     2,864,621

         Less: Accumulated Depreciation           1,705,526     1,563,425
                                                 ----------    ----------
         Property and equipment, net             $  723,104    $1,301,196
                                                 ==========    ==========

         Depreciation expense for the years ending December 31, 2001 and 2000 was $142,101 and $157,365, respectively.

         Cost of assets acquired pursuant to capital leases included above are as follows:
                                                         December 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------
         Furniture, Fixtures and Equipment       $   42,151    $   42,151
                                                 ==========    ==========

NOTE 4 - ACCRUED EXPENSES

         The Company had the following accrued expenses:

                                                         December 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------
         Payroll and Sales Taxes                 $  430,447    $  452,621
         Professional Fees                                -        20,000
         Other Operating Expenses                   105,293       228,345
         Interest                                   147,356        95,926
         Penalties                                   70,000        35,000
                                                 ----------    ----------
                                                 $  753,096    $  831,892
                                                 ==========    ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:
                                                        December 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------
         Advances for the president of the
         Company payable on demand, with
         no interest                             $   15,940             -

         Advances from a major stockholder
         and officer of the Company, to be
         repaid in ten equal installments
         over a five-year period beginning
         with the fist payment on August 31,
         2002. Interest has been accrued on
         these advances At 8% per annum             580,680       580,680
                                                 ----------    ----------
                                                    596,620       580,680
         Less:  Current potion                      74,008              -
                                                 ----------    ----------
         Long-term portion                       $  522,612    $  580,680
                                                 ==========    ==========

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                        December 31,
                                                 ------------------------
                                                    2001          2000
                                                 ----------    ----------
         The Company received $350,000
         from the sale of convertible
         secured notes to two entities on
         May 21, 1997 with interest payable
         at 8% per annum. The notes were
         converted on June 30, 2000
         (see Notes 10 and 11).                  $        -    $        -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - LONG-TERM DEBT (Continued)

                                                            December 31,
                                                      ------------------------
                                                        2001          2000
                                                      ---------     ----------
         The Company received $265,000 from
         the sale of three convertible
         secured notes to two entities and an
         individual in January 1998 with
         interest payable at 8% per annum.
         The notes were due January 26, 2000.
         $150,000 of these notes were
         converted into common stock on June
         30, 2000. Interest is due
         semi-annually and any unpaid amounts
         have been accrued (see Notes 10 and 11).       115,000       115,000
                                                      ---------     ----------

                  Total                                 115,000       115,000

                  Less:  Current Portion               (115,000)     (115,000)
                                                      ---------     ----------

                  Long-Term Debt                      $       -     $       -
                                                      =========     ==========

NOTE 7 - INCOME TAXES

         The components of the provision (benefit) for income taxes is as follows:

                                                            December 31,
                                                      -----------------------
                                                        2001          2000
                                                      ---------     ---------
         Current tax expense
           U.S. federal                               $       -     $       -
           State and local                                    -             -
                                                      ---------     ---------
         Total current                                        -             -

         Tax benefit of net operating loss
            carryforwards                                     -             -
                                                      ---------     ---------
         Provision for income taxes                           -             -
                                                      ---------     ---------

         Deferred tax expense
           U.S. federal                                       -             -
           State and local                                    -             -
                                                      ---------     ---------
         Total deferred                                       -             -
                                                      ---------     ---------

         Total provision from continuing
            operations                                $       -     $       -
                                                      =========     =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 - INCOME TAXES (Continued)

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                            December 31,
                                                          ---------------
                                                           2001     2000
                                                          ------   ------
         Federal income tax rate                         (34.0)%    (34.0)%
         Deferred tax charge (credit)                        -          -
         Effect on valuation allowance                    34.0 %     34.0 %
         State income tax, net of federal benefit            -          -
                                                          ------   ------
         Effective income tax rate                         0.0 %      0.0 %
                                                          ======   ======

         At December 31, 2001 and 2000 the Company had net carryforward losses of approximately $3,900,000 and 3,190,000 respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 are as follows:

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

                                                        Operating     Capital
                                                          Leases       Leases
                                                        -----------   ---------
         2002                                           $   468,903   $  18,493
         2003                                               413,055           -
         2004                                               413,055           -
         2005                                               413,055
         2006 and thereafter                              1,527,516           -
                                                        -----------   ---------
         Total minimum lease payments                   $ 3,235,584      18,493
                                                        ===========
         Less: Amounts representing interest                               (612)
                                                                      ---------
         Present value of future minimum lease payments                  17,881
         Less:  Current maturities                                      (17,881)
                                                                      ---------
         Total                                                        $       -
                                                                      =========

         Rent expense under operating leases for the years ended December 31, 2001 and 2000 was $542,080 and $597,814, respectively.

     b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management has resolved all of these claims and lawsuits and none had any material effect on the financial position of the Company.

NOTE 9 - MINORITY INTEREST

         The Company, through its subsidiary 7 West, is the general partner in Avenue A. 7 West owns a 60% general partnership interest and a 2% limited partnership interest. Accordingly, the minority interest represents a 38% limited partnership interest. As of December 31, 2001 and 2000, the minority interest equals $176,657 and $126,630, respectively.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

NOTE 12 - SEGMENT INFORMATION

         During 2001 and 2000, the Company had six reportable restaurant segments and one management company;

               a)   SRC
               b)   LA (ceased operations - July 1999)
               c)   Chicago (ceased operations - July 1999)
               d)   Atlanta
               e)   Avenue A
               f)   7 West (management company)

         Soulfood Concepts, Inc. and Subsidiaries:

                                                       Year Ended
                                                      December 31,
                                             -----------------------------
                                                2001              2000
                                             -----------      ------------
               Sales:
                  SRC                        $ 2,504,873      $  2,647,873
                  LA                                   -                 -
                  Chicago                              -                 -
                  Atlanta                      1,768,091         2,080,132
                  7 West                               -                 -
                  Avenue A                     1,299,973         1,319,638
                                             -----------      ------------
               Total sales                   $ 5,572,937      $  6,047,643
                                             ===========      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 -  SEGMENT INFORMATION (Continued)

                                                            Year Ended
                                                            December 31,
                                                     --------------------------
                                                         2001          2000
                                                     -----------    -----------
            Cost of sales:
                   SRC                               $   651,248    $   691,875
                   LA                                    (17,320)       (13,365)
                   Chicago                                  --          (26,062)
                   Atlanta                               577,657        591,496
                   7 West                                   --             --
                   Avenue A                              319,124        349,004
                                                     -----------    -----------
            Total cost of sales                      $ 1,530,709    $ 1,592,948
                                                     ===========    ===========

            Restaurant operating expenses:
                   SRC                               $ 1,297,494    $ 1,292,943
                   LA                                     90,113        108,588
                   Chicago                                63,733        152,428
                   Atlanta                             1,170,511      1,113,907
                   7 West                                   --             --
                   Avenue A                              789,098        792,341
                   Corporate                                --             --
                                                     -----------    -----------
            Total restaurant operating expenses      $ 3,410,949    $ 3,460,207
                                                     ===========    ===========

            Other corporate expenses:
                   SRC                               $      --      $      --
                   LA                                       --             --
                   Chicago                                  --             --
                   Atlanta                                  --             --
                   7 West                                   --             --
                   Avenue A                                 --             --
                   Corporate                             792,068        882,409
                                                     -----------    -----------
            Total other corporate expenses           $   792,068    $   882,409
                                                     ===========    ===========

            Depreciation and amortization expense:
                   SRC                               $    20,467    $    21,867
                   LA                                       --             --
                   Chicago                                  --             --
                   Atlanta                                88,396        107,598
                   7 West                                   --             --
                   Avenue A                               28,431         26,379
                   Corporate                               4,807          1,521
                                                     -----------    -----------
            Total depreciation and amortization
              expense                                $   142,101    $   157,365
                                                     ===========    ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - SEGMENT INFORMATION (Continued)

                                                    Year Ended
                                                    December 31,
                                             --------------------------
                                                2001            2000
                                             -----------    -----------
            Income (loss) from operations:
                   SRC                       $   535,664    $   641,188
                   LA                            (72,793)       (95,223)
                   Chicago                       (63,733)      (126,366)
                   Atlanta                       (68,473)       267,131
                   7 West                           --             --
                   Avenue A                      163,320        151,914
                   Corporate                    (796,875)      (883,930)
                                             -----------    -----------
            (Loss) income from operations:   $  (302,890)   $   (45,286)
                                             ===========    ===========

            Identifiable assets:
                   SRC                          $13,2058    $   115,694
                   LA                               --          482,128
                   Chicago                       359,669        363,336
                   Atlanta                       298,855        415,863
                   7 West                             60          2,228
                   Avenue A                       73,265        148,033
                   Corporate                      48,571         53,236
                                             -----------    -----------
            Total assets                     $   913,625    $ 1,580,518
                                             ===========    ===========

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

NOTE 14 -  SUBSEQUENT EVENTS

         The Company is in the process of restructuring a new lease for its Chicago based operation along with new renovations with anticipated reopening by the third quarter 2002.