Form 10-Q
period 2002-03-31
SOULFOOD CONCEPTS INC
filed 2002-05-20
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2002
                               -----------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number:           0-30301
                       --------------------------------


                             Soulfood Concepts, Inc.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Delaware                                       13-3585743
       ------------------                      ---------------------------------
    (State of Incorporation)                   (IRS Employer Identification No.)


                   630 Ninth Avenue, New York, New York 10036
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


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

Yes       X               No
    ------------             -----------

The number of shares outstanding of the issuer's only class of common stock, par value $.03 per share, as of May 20th, 2002 was 5,353,333 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                        FOR PERIOD ENDING MARCH 31, 2002


                                                                                           PAGE
PART I        FINANCIAL INFORMATION

Item 1.           Financial Statements:

                       Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                        and December 31, 2001 ...........................................     3

                       Consolidated Statements of Operations (unaudited) for the three
                        Months ended March 31, 2002 and March 31, 2001...................     5

                       Consolidated Statements of Cash Flows  (unaudited) for the
                       period ended March 31, 2002 andMarch 31, 2001.....................     6

                       Notes to Consolidated Financial Statements........................     7

Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of Operations....................    16

PART 11       OTHER INFORMATION..........................................................    18

Item 6            Exhibits and Reports on Form 8-K.......................................    18

                  Signatures ............................................................    19

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                 March 31,             December 31
                                                                   2002                   2001
                                                                -----------            -----------
                                                                (Unaudited)             (Audited)
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                  $      41,791         $       4,236
   Accounts receivable                                                  460                 5,763
   Inventory                                                         60,252                53,387
   Prepaid expenses and other current assets                         35,641                23,586
                                                              -------------         -------------

      TOTAL CURRENT ASSETS                                          138,144                86,972


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,743,727 and $1,705,526 respectively             698,053               723,104


SECURITY DEPOSITS                                                   103,549               103,549
                                                              -------------         -------------

      TOTAL ASSETS                                            $     939,746         $     913,625
                                                              =============         =============






















The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                      March 31,            December 31,
                                                                                    ------------          -------------
                                                                                       2002                   2001
                                                                                    ------------          -------------
                                                                                     (Unaudited)            (Audited)
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                 $     790,104         $     726,765
   Accrued expenses                                                                       723,644               753,096
   Obligation under capital lease                                                           8,437                17,881
   Current portion of long-term debt                                                      115,000               115,000
   Due to related party                                                                   125,477                74,008
                                                                                    -------------         -------------

      TOTAL CURRENT LIABILITIES                                                         1,762,662             1,686,750

DUE TO RELATED PARTY                                                                      464,544               522,612

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                                     -                     -
                                                                                    -------------         -------------

      TOTAL LIABILITIES                                                                 2,227,206             2,209,362
                                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES                                                                   -                     -

MINORITY INTEREST                                                                         191,570               176,657
                                                                                    -------------         -------------

STOCKHOLDERS' (DEFICIT)
   Common stock, par value $0.003; authorized
    14,500,000 shares; issued and outstanding
    5,353,333 and 5,353,333 shares, respectively                                           16,060                16,060

   Additional paid-in capital                                                           2,435,747             2,435,747

   Accumulated deficit                                                                 (3,927,637)           (3,921,001)

   Less cost of treasury stock - 10,000 common
    shares                                                                                 (3,200)               (3,200)
                                                                                    --------------        --------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                                    (1,479,030)           (1,472,394)
                                                                                    --------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                              $     939,746         $     913,625
                                                                                    =============         =============


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNDAUDITED)

                                                                                     For the Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2002                 2001
                                                                                    -------------         --------------
SALES                                                                               $   1,524,682         $   1,447,037

COSTS AND EXPENSES
   Cost of sales                                                                          401,625               410,734
   Restaurant labor and related costs                                                     438,029               452,024
   Depreciation and amortization of restaurant
    property and equipment                                                                 38,201                35,034
   Other operating expenses                                                               463,429               404,664
                                                                                    -------------         -------------
      Total restaurant operating expenses                                               1,341,284             1,302,456
                                                                                    -------------         -------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                       146,480               257,054
                                                                                    -------------         -------------

INCOME (LOSS) FROM OPERATIONS                                                              36,918              (112,473)

OTHER EXPENSES
   Interest expense                                                                        28,641                34,913
                                                                                    -------------         -------------

INCOME (LOSS) BEFORE INCOME TAXES,
 AND MINORITY INTEREST                                                                      8,277              (147,386)

PROVISION FOR INCOME TAXES                                                                      -                     -
                                                                                    -------------         -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                                      8,277              (147,386)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                                                             (14,913)              (16,301)
                                                                                    --------------         -------------

NET (LOSS)                                                                          $      (6,636)         $   (163,687)
                                                                                    ==============         =============

(LOSS) PER COMMON SHARE:
   BASIC AND DILUTED                                                                $       (0.01)        $       (0.03)
                                                                                    ==============        ==============








The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2002                2001
                                                                                    ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $      (6,636)      $      (163,687)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                                        38,200                35,034
      Loss attributed to minority interest                                                 14,913                16,301
   (Increase) Decrease in:
      Accounts receivable                                                                   5,303                     -
      Inventory                                                                            (6,865)                6,303
      Prepaid expenses and other current assets                                           (12,055)                1,818
      Other assets                                                                                                    -
      (Decrease) Increase in:
      Accounts payable and accrued expenses                                                33,888                42,511
                                                                                    -------------         -------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                           66,748               (61,720)
                                                                                    -------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                     (13,150)               (6,413)
                                                                                    -------------         -------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of capital leases                                                             (9,444)                    -
 Increase in capital leases                                                                     -                 7,959
 Increase (Decrease) in due to related party                                               (6,599)               43,100
                                                                                    --------------        -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                          (16,043)               51,059
                                                                                    --------------        -------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                                     37,555               (17,074)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                               4,236                83,360
                                                                                    -------------         -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                             $      41,791         $      66,286
                                                                                    =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash Paid
      Interest                                                                      $      17,568         $      17,568
                                                                                    =============         =============
      Taxes                                                                         $       3,535         $       4,760
                                                                                    =============         =============


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a)       Nature of Operations

                  The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine.


         b)       Basis of presentation

                  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2002, the Company has a working capital deficit of $1,624,519 and an accumulated deficit of $3,927,637. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                  The Company's current and long-term operating strategies focus on an administrative restructuring, debt-restructuring and seeking additional equity financing. Several completed and ongoing initiatives are as follows:

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

                  Management believes that the aforementioned plan to revise the Company's operations along with the additional funds raised through the equity financing raised by the private placement will be sufficient to support its operations during the twelve month period following March 31, 2002, and will provide the opportunity to continue as a going concern.

        c)        Earnings Per Share

                  The computation of primary earnings per share is based on the weighted-average number of outstanding common shares during the period.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

         d)       Unaudited Interim Information

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

                  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

                  Inventory consisted of the following:

                                                                                      March 31,     December 31,
                                                                                        2002             2001
                                                                                   --------------  -------------
                  Food                                                             $     14,006    $      15,831
                  Beverage                                                               46,246           37,556
                                                                                   ------------    -------------
                                                                                   $     60,252    $      53,337
                                                                                   ============    =============

NOTE 3 - PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                                                                                     March 31,     December 31,
                                                                                        2002            2001
                                                                                  -------------    --------------
                  Furniture, Fixtures and Equipment                               $   1,884,833    $   1,871,683
                  Leasehold Improvement                                                 556,947          556,947
                                                                                  -------------    --------------
                                                                                      2,441,780        2,428,630
                  Less: Accumulated Depreciation                                      1,743,727        1,705,526
                                                                                  -------------    --------------
                  Property and equipment, net                                     $     698,053    $     723,104
                                                                                  =============    =============

                  Depreciation expense for the three months ending March 31, 2002 and 2001 was $38,201 and $35,034, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4 - ACCRUED EXPENSES

                  The Company had the following accrued expenses:

                                                                                    March 31,       December 31,
                                                                                       2002            2001
                                                                                 -------------     -------------
                  Payroll and Sales Taxes                                        $     357,285      $    430,447
                  Other Operating Expenses                                             147,004           105,293
                  Interest                                                             149,355           147,356
                  Penalties                                                             70,000            70,000
                                                                                 -------------      ------------
                                                                                 $     723,644      $    753,096
                                                                                 =============      ============

NOTE 5 - RELATED PARTY TRANSACTION

                  Due to related parties consists of the following:

                                                                                     March 31,     December 31,
                                                                                        2002            2001
                                                                                 --------------    --------------
                  Advances for the president of the Company
                  payable on demand, with no interest                            $       9,341     $      15,940

                  Advances from a major stockholder and director of the Company, to be repaid in ten equal installments over a five-year period beginning with the fist payment on August 31, 2002. Interest has been accrued on these advances
                  At 8% per annum                                                      580,680     $     580,680
                                                                                 -------------     -------------
                                                                                       590,021           596,620
                  Less:  Current portion                                               125,477            74,008
                                                                                 -------------     -------------

                  Long-term portion                                              $     464,544     $     522,612
                                                                                 =============     =============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 6 - LONG-TERM DEBT

                                                                                     March 31,       December 31,
                                                                                        2002            2001
                                                                                   -------------    --------------

                  Long-term debt consists of the following:
                  The Company received $265,000 from the
                  sale of three convertible secured notes to two
                  entities and an individual in January 1998
                  with interest payable at 8% per annum.  The
                  notes were due January 26, 2000.  $150,000 of
                  these notes were converted into common stock
                  on June 30, 2000.  Interest is due semi-annually
                  and any unpaid amounts have been accrued                               115,000         115,000
                                                                                    ------------       ---------

                  Total                                                                  115,000         115,000

                  Less:  Current Portion                                                (115,000)       (115,000)
                                                                                    -------------   ------------

                  Long-Term Debt                                                    $          -    $          -
                                                                                    =============   ============

NOTE 7 - INCOME TAXES

                  The components of the provision (benefit) for income taxes is as follows:

                                                                                     March 31,     December 31,
                                                                                        2002            2001
                                                                                  -------------    --------------
                  Current tax expense
                    U.S. federal                                                  $         -      $           -
                    State and local                                                         -                  -
                                                                                  -----------      -------------
                  Total current                                                             -                  -

                  Tax benefit of net operating loss carryforwards                           -                  -
                                                                                  -----------      -------------
                  Provision for income taxes                                                -                  -
                                                                                  -----------      -------------

                  Deferred tax expense
                    U.S. federal                                                            -                  -
                    State and local                                                         -                  -
                                                                                  -----------      -------------
                  Total deferred                                                            -                  -
                                                                                  -----------      -------------

                  Total provision from continuing operations                      $         -      $           -
                                                                                  ===========      =============


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 7 - INCOME TAXES (Continued)

                  At March 31, 2002, the Company had net carryforward losses of approximately $3,900,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                                                   Operating         Capital
                                                                                    Leases            Lease
                                                                                  -----------     --------------
                  2002                                                            $   318,834     $        8,753
                  2003                                                                413,055                  -
                  2004                                                                413,055                  -
                  2005                                                                413,055
                  2006 and thereafter                                               1,527,516                  -
                                                                                  -----------     --------------
                  Total minimum lease payments                                    $ 3,085,515              8,753
                                                                                  ===========               (280)
                  Less: Amounts representing interest                                             --------------
                                                                                                           8,473
                  Present value of future minimum lease payments                                          (8,473)
                  Less:  Current maturities                                                       --------------
                                                                                                  $           -
                  Total                                                                           ==============

                  Rent expense under operating leases for the three months ended March 31, 2002 and 2001 was $155,612 and $150,069, respectively.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 9 - CONVERTIBLE NOTES PAYABLE (Continued)

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


NOTE 10 - SEGMENT INFORMATION

                  During 2002 and 2001, the Company had six reportable restaurant segments and one management company;

                      a)   SRC
                      b)   LA (ceased operations - July 1999)
                      c)   Chicago (ceased operations - July 1999)
                      d)   Atlanta
                      e)   Avenue A
                      e)   7 West (management company)

                  Soulfood Concepts, Inc. and Subsidiaries:

                                                                                       For the Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                        2002               2001
                                                                                  -------------       --------------
                  Sales:
                           SRC                                                     $    677,181       $     633,952
                           LA                                                                 -                   -
                           Chicago                                                            -                   -
                           Atlanta                                                      506,440             478,638
                           7 West                                                             -                   -
                           Avenue A                                                     341,061             334,447
                                                                                    -----------        ------------
                  Total sales                                                       $ 1,524,682        $  1,447,037
                                                                                    ===========        ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 10 - SEGMENT INFORMATION (Continued)

                                                                                       For the Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                        2002               2001
                                                                                  -------------       --------------
                  Cost of sales:
                           SRC                                                     $    170,175       $     170,414
                           LA                                                                 -                   -
                           Chicago                                                            -              (2,288)
                           Atlanta                                                      147,056             155,402
                           7 West                                                             -                   -
                           Avenue A                                                      84,394              87,206
                                                                                   ------------       -------------
                  Total cost of sales                                              $    401,625       $     410,734
                                                                                   ============       =============

                  Restaurant operating expenses:
                           SRC                                                     $     339,280      $     317,730
                           LA                                                                  -             27,435
                           Chicago                                                        59,799             33,806
                           Atlanta                                                       294,154            288,520
                           7 West                                                              -                  -
                           Avenue A                                                      208,225            189,197
                           Corporate                                                           -                  -
                                                                                   -------------      -------------
                  Total restaurant operating expenses                              $     901,458      $     856,688
                                                                                   =============      =============


                                                                                       For the Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                        2002               2001
                                                                                  -------------       --------------
                  Other corporate expenses:
                           SRC                                                     $           -      $           -
                           LA                                                                  -                  -
                           Chicago                                                             -                  -
                           Atlanta                                                             -                  -
                           7 West                                                              -                  -
                           Avenue A                                                            -                  -
                           Corporate                                                     146,480            257,054
                                                                                   -------------      -------------
                  Total other corporate expenses                                   $     146,480      $     257,054
                                                                                   =============      =============

                  Depreciation and amortization expense:
                           SRC                                                     $       5,697      $       4,923
                           LA                                                                  -                  -
                           Chicago                                                             -                  -
                           Atlanta                                                        22,099             22,099
                           7 West                                                              -                  -
                           Avenue A                                                        8,002              6,810
                           Corporate                                                       2,403              1,202
                                                                                   -------------      -------------
                  Total depreciation and amortization expense                      $      38,201      $      35,034
                                                                                   =============      =============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 10 - SEGMENT INFORMATION (Continued)

                                                                                       For the Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
                                                                                        2002               2001
                                                                                  -------------       --------------
                  Income (loss) from operations:
                           SRC                                                      $   162,029       $     161,402
                           LA                                                                 -             (36,356)
                           Chicago                                                      (59,799)            (37,822)
                           Atlanta                                                       43,131             157,912
                           7 West                                                             -                   -
                           Avenue A                                                      40,440              49,893
                           Corporate                                                   (148,883)           (193,637)
                                                                                   -------------      -------------
                 Income (loss) from operations                                      $    36,918       $     101,392
                                                                                   =============      =============

                  Identifiable assets:
                           SRC                                                      $    104,198      $     123,242
                           LA                                                                  -            482,127
                           Chicago                                                       389,419            366,436
                           Atlanta                                                       325,506            385,803
                           7 West                                                              -                 60
                           Avenue A                                                       75,721            117,285
                           Corporate                                                      44,902             50,747
                                                                                   -------------      -------------
                  Total assets                                                      $    939,746      $   1,525,700
                                                                                   =============      =============


NOTE 11 - SUBSEQUENT EVENTS

                The Company has restructured a new lease for its Chicago based operation and is in the process of making new renovations with an anticipated reopening by the third quarter 2002.

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

         As of March 31, 2002 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We have successfully sold the lease, fixed assets and inventory of our Los Angeles unit and will reopen the Chicago location in the third quarter of 2002, which showed high receptivity to the concept and produced overwhelming initial trial.

RESULTS OF OPERATIONS

         Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the three months ended March 31, 2000 increased by approximately 5% to $1,524,682 from sales of $1,447,037 during the three months ended March 31, 2000. This increase was primarily due to comparable restaurant sales increase.

         COST OF REVENUE. We incurred cost of revenues from continuing operations of $401,625 for the three months ended March 31, 2002 and $410,734 for the three months ended March 31, 2001. As a percentage of net revenues, cost of revenues from continuing operations was 26.3% for the period ended March 31, 2001 and 28% for the period ended March 31, 2001. This decrease in cost of revenues was a result of better efficiencies in operations and management of food and liquor costs.

         RESTAURANT LABOR AND RELATED COSTS. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $13,995 or 3% to $438,029 for the period March 31, 2002 from $452,024 for the period ended March 31, 2001. As a percentage of revenue labor costs decreased to 28% for period ended March 31, 2001 compared to 31% for the period ended March 31, 2001.

         OTHER OPERATING EXPENSES. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs increased $58,765 or 12.6% to $463,429 for the period ended March 31, 2002 compared to $404,664 for the same period the previous year. As a percentage of revenues restaurant operating expenses increased to 30.4% for the period ended March 31, 2002 from 28% for the period ended March 31, 2002. This increase is due to the rental payment on the Chicago unit in the first quarter of the year, without the benefit of revenues to offset the cost.


         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $146,480 for the period ended March 31, 2002 compared to $257,054 for the period ended March 31, 2001. As a percentage of revenues, general and administrative expense for the period ended March 31, 2002 decreased to 9.6% compared to 17.7% for the period ended March 31, 2001. This decrease was due primarily to the decrease in corporate expenses in travel and the related expenses as the Atlanta unit became more operationally stable.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased slightly to $38,201 for the period ended March 31, 2002 from $35,034 for the period ended March 31, 2001. As a percentage of revenues depreciation and amortization were 2.5% for period ended March 31, 2002 and 2.4% for period ended March 31, 2001.

         INTEREST INCOME, OTHER (EXPENSE) INCOME AND INCOME TAXES. We had interest expense of $28,641 for period ended March 31, 2002 compared to interest expense of $34,913 for the period ended March 31, 2001. Interest expense for both periods relates primarily to long-term notes.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities were $66,748 for the period ended March 31, 2002+ compared to $(61,720) for the period ended March 31, 2001, primarily due to the increase in cash flow from operations. Investing activities used $13,150 for the period ended March 31, 2002+ compared to $6,413 for the same period last year. Cash usesd in financing activities were $16,043 period ended March 31, 2002 compared to cash provided by financing activities of $51,059.

         Cash at March 31, 2002 was $41,791 which decreased from $66,286 at March 31, 2001 due to cash used in our financing activites. Total assets were $939,746 for period ended March 31, 2001 which was slightly increased from period ending December 2001 at $913,625. Total liabilities increased $17,844 to $2,227,206 from $2,209,363.

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

          None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.


Date: May 20, 2002                      By: /s/ Mark Campbell
                                            ----------------------------
                                            Mark Campbell
                                            Chief Executive Officer,
                                            President and Director
                                            (principal accounting officer)