Form 10QSB
period 2002-06-30
SOULFOOD CONCEPTS INC
filed 2002-08-19
CIK 873086

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from


Commission File Number:  0-30301
                         -------


                             Soulfood Concepts, Inc.
        -----------------------------------------------------------------
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

    Yes X           No  _
       ---             ---

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of June 30, 2002 was 5,268,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                         FOR PERIOD ENDING JUNE 30,2002


PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:
                                                                           PAGE

           Consolidated Balance Sheets as of June 30, 2002 (unaudited)
           and December 31, 2001(audited) ................................   3

           Consolidated Statements of Operations (unaudited) for the six Months ended June 30, 2002 and June 30 2001 & for the three
           Months ended June 30, 2002 and June 30, 2001 ..................   5

           Consolidated Statements of Cash Flows  (unaudited) for the
           Six months ended June 30, 2002 and June 30, 2001 ..............   6

           Notes to Consolidated Financial Statements ....................   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................  15

Part II    OTHER INFORMATION .............................................  19

Item 1.    Exhibits and reports on Form 8-K ..............................  19

Signatures ...............................................................  20

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,     December 31,
                                                              2002           2001
                                                           -----------   -----------
       ASSETS                                              (Unaudited)    (Audited)
CURRENT ASSETS
    Cash and cash equivalents                               $  5,042      $  4,236
    Accounts receivable                                          381         5,763
    Inventory                                                 60,996        53,387
    Prepaid expenses and other current assets                 25,440        23,586
                                                            --------      --------

       TOTAL CURRENT ASSETS                                   91,859        86,972

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,781,928 and $1,705,526, respectively     659,852       723,104

SECURITY DEPOSITS                                            103,549       103,549
                                                            --------      --------


       TOTAL ASSETS                                         $855,260      $913,625
                                                            ========      ========















The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                        June 30,      December 31,
                                                                          2002            2001
                                                                      -----------     ------------
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                     (Unaudited)       (Audited)
CURRENT LIABILITIES
    Accounts payable                                                 $   723,194      $   726,765
    Accrued expenses                                                     771,969          753,096
    Obligation under capital lease                                         8,185           17,881
    Current portion of long-term debt                                    115,000          115,000
    Due to related party                                                  67,408           74,008
                                                                     -----------      -----------

       TOTAL CURRENT LIABILITIES                                       1,685,757        1,686,750

DUE TO RELATED PARTY                                                     522,612          522,612

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                    -                -

LONG-TERM DEBT                                                                 -                -
                                                                     -----------      -----------

       TOTAL LIABILITIES                                               2,203,369        2,209,362
                                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                  -                -

MINORITY INTEREST                                                        181,746          176,657
                                                                     -----------      -----------

STOCKHOLDERS' (DEFICIENCY) EQUITY
    Common stock, par value $.003; authorized 14,500,000 shares;
    $5,353,333shares issued and outstanding                               16,060           16,060

    Additional paid-in capital                                         2,435,747        2,435,747

    Accumulated deficit                                               (3,983,462)      (3,921,001)
                                                                     -----------

    Less cost of treasury stock - 10,000 common shares                    (3,200)          (3,200)
                                                                     -----------      -----------

       TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                        (1,534,855)      (1,472,394)
                                                                     -----------      -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        (DEFICIENCY) EQUITY                                          $   855,260      $   913,625
                                                                     ===========      ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Six Months Ended      For the Three Months Ended
                                                           June 30,                         June 30,
                                                  --------------------------    --------------------------
                                                      2002           2001           2002          2001
                                                  -----------    -----------    -----------    -----------
SALES                                             $ 3,025,632    $ 2,873,576    $ 1,500,950    $ 1,426,540
                                                  -----------    -----------    -----------    -----------

COSTS AND EXPENSES
    Cost of sales                                     851,466        795,374        449,841        384,640
    Restaurant labor and related costs                914,654        902,213        476,625        551,063
    Depreciation and amortization of restaurant
     property and equipment                            76,402         70,068         38,201         35,034
    Other operating expenses                          858,866        839,656        395,437        328,793
                                                  -----------    -----------    -----------    -----------
       Total restaurant operating expenses          2,701,388      2,607,311      1,360,104      1,299,530
                                                  -----------    -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES                   277,885        402,187        131,405        150,458
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                          46,359       (135,922)         9,441        (23,448)
                                                  -----------    -----------    -----------    -----------

OTHER EXPENSES
    Interest Expense                                   73,157         72,240         44,516         37,327
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST                                (26,798)      (208,162)       (35,075)       (60,775)

PROVISION FOR INCOME TAXES                                  -              -              -              -
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                         (26,798)      (208,162)       (35,075)       (60,775)

MINORITY INTEREST IN THE INCOME OF
 CONSOLIDATED SUBSIDIARY                               (5,089)       (37,344)         9,824        (21,043)
                                                  -----------    -----------    -----------    -----------

NET LOSS                                          $  (31,1887)   $  (245,506)   $   (25,251)   $   (81,819)
                                                  ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:

  BASIC AND DILUTED                               $    (0.01)    $     (0.05)   $     (0.01)   $     (0.02)
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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For The Six Months Ended
                                                                      June 30,
                                                            ---------------------------
                                                               2002              2001
                                                            ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $ (31,887)        $(245,506)
    Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation and amortization                           76,402            70,066
       Loss attributed to minority interest                     5,089            37,344
       Debt conversion                                              -                 -
       (Increase) decrease in:
           Accounts receivable                                  5,382                 -
           Inventory                                           (7,609)            4,549
           Prepaid expenses and other current assets           (1,854)           (2,548)
           Other Assets                                             -                 -
       Increase (decrease) in:
           Accounts payable & accrued expenses                 15,302            51,614
                                                            ---------         ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            60,825           (84,481)
                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                       (130,150)           (7,081)
                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                  -                 -
    Partner distributions                                     (30,574)                -
    Additional capital leases                                       -             5,390
    Repayment of capital leases                                (9,696)                -
    Increase (decrease) in due to related party                (6,599)           23,600
                                                            ---------         ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (46,869)           28,990
                                                            ---------         ---------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              806           (62,572)
CASH AND CASH EQUIVALENTS - January 1,                          4,236            83,360
                                                            ---------         ---------
CASH AND CASH EQUIVALENTS - June 30,                        $   5,042         $  20,788
                                                            =========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:

       Interest                                             $  41,489         $  20,007
                                                            =========         =========
       Taxes                                                $   3,535         $   8,441
                                                            =========         =========



The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES


     a)   Nature of Operations

          The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY; Chicago, and Atlanta, GA, specializing in Southern cuisine. The restaurant in Los Angeles, CA, ceased operations in June 1999, and sold its lease and related property and equipment on December 10, 2001.


     b)   Basis of Presentation

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2002, the Company has a working capital deficit of $1,593,898 and an accumulated deficit of $3,983,462 These matters raise substantial doubt about the Company's ability to continue as a going concern.

          Management believes that funding will be sufficient to support its operations during the year through June 30, 2003.


     c)   Earnings Per Share

          The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period.


     d)   Unaudited Interim Information

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 2 -  INVENTORY

          Inventory consisted of the following at:

                                                June 30,        December 31,
                                                  2002              2001
                                              ------------      ------------

          Food                                 $   14,006        $   15,831
          Beverage                                 46,990            37,556
                                               ----------        ----------
                                               $   60,996        $   53,337
                                               ==========        ==========


NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and Equipment is summarized as follows:

                                                June 30,        December 31,
                                                  2002              2001
                                              ------------      ------------

          Furniture, Fixtures & Equipment      $1,884,883        $1,871,683
          Leasehold Improvement                   556,947           556,947
                                               ----------        ----------
                                                2,441,780         2,428,630
          Accumulated Depreciation              1,781,928         1,705,526
                                               ----------        ----------
                                               $  659,852        $  723,104
                                               ==========        ==========


          Depreciation and amortization expense of property and equipment for the six months ended June 30, 2002 and 2001 was $76,402 and $70,068, respectively, and for the three months ended June 30, 2002 and 2001 was $38,201 and $35,034, respectively.


NOTE 4 -  ACCRUED EXPENSES

          Accrued expenses consists of the following:

                                                June 30,        December 31,
                                                  2002              2001
                                              ------------      ------------
          Payroll, Sales and Other Taxes       $  450,129       $   430,447
          Other Operating Expenses                 72,484           105,293
          Penalties                               167,356           147,356
          Interest                                 82,000            70,000
                                               ----------        ----------
                                               $  771,969        $  753,096
                                               ==========        ==========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 5 -  RELATED PARTY TRANSACTION

          Due to related parties consists of the following:

                                                          June 30,  December 31,
                                                             2002       2001
                                                          --------  ------------
           Advances from the president of the Company,
           payable on demand, with no interest            $   9,340  $  15,940

          Advances from a major stockholder and officer
          of the Company, to be repaid in ten equal
          installments over a five-year period
          beginning with the first payment on February
          28, 2003. Interest has been accrued on these
          advances at 8% per annum.                         580,680    580,680
                                                          ---------  ---------
                                                            590,020    596,620
           Less: current portion                             67,408     74,008
                                                          ---------  ---------


           Long-term portion                              $ 522,612  $ 522,612
                                                          =========  =========


          The two parties have a signed agreement for the advance to the major stockholder and officer to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2003.


NOTE 6 -  LONG-TERM DEBT

          Long-term debt consists of the following:
                                                          June 30,  December 31,
                                                             2002       2001
                                                          --------  ------------

          The Company received $115,000 from the sale of two convertible secured notes to an entity and an individual in January 1998 with interest payable at 8% per annum. The notes were due January 26, 2000,and were not repaid. Interest is due semi-annually and any unpaid amounts have been accrued (see
          Note 9).                                        $ 115,000  $ 115,000


          Less: Current Portion                            (115,000)  (115,000)
                                                          ---------  ---------


          Long-Term Debt                                  $       -  $       -
                                                          =========  =========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 7 -  INCOME TAXES

          The components of the provision for income taxes is as follows:

                                                                  June 30,
                                                             ------------------
                                                               2002      2001
                                                             -------   -------
           Current tax expense
             U.S. federal                                    $     -   $     -
             State and local                                       -         -
                                                             -------   -------
           Total current                                           -         -

           Tax benefit of net operating loss carry-forwards        -         -
                                                             -------   -------
           Provision for income taxes                              -         -
                                                             -------   -------

           Deferred tax expense
             U.S. federal                                          -         -
             State and local                                       -         -
                                                             -------   -------
           Total deferred                                          -         -
                                                             -------   -------


           Total provision from continuing operations        $     -         -
                                                             =======   =======


          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal income tax rate                             (34.0)%   (34.0)%
           Deferred tax charge (credit)                            -         -
           Effect on valuation allowance                        34.0 %    34.0 %
           State income tax, net of federal benefit                -          -
                                                             -------   -------


           Effective income tax rate                            0.0 %     0.0 %
                                                             =======   =======


          At June 30, 2002, the Company had net carryforward losses of approximately $3,300,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued)

                                                           Operating    Capital
                                                             Leases      Leases
                                                           ---------    -------

          2002                                            $  234,452    $ 8,491
          2003                                               413,055          -
          2004                                               413,055          -
          2005 and thereafter                                413,055
          2006 and thereafter                              1,293,064          -
                                                          ----------     ------
          Total minimum lease payments                    $2,766,681      8,491
                                                          ==========
          Less: Amounts representing interest                              (306)
                                                                        -------
          Present value of future minimum lease payments                  8,185
          Less:  Current maturities                                      (8,185)
                                                                        -------
          Total                                                         $     -
                                                                        =======


          Rent expense under operating leases for the six months ended June 30, 2002 and 2001, was $286,690 and $310,928, respectively.


NOTE 9 -  CONVERTIBLE NOTES PAYABLE

          On January 26, 1998, Atlanta sold an aggregate of $265,000 of 8% Convertible Secured Notes (the "8% Notes"). The 8% Notes bear interest at the rate of 8% per annum on the principal sum outstanding. Interest was payable semi-annually on June 30 and December 31. The holders of the 8% Notes are entitled, at their option at any time, to convert any or all of the original principal amount of the 8% Notes into Common Stock of the Company at a conversion price equal to the lessor of i) $2.20 or ii) 70% of the offering price per share of the Company's Common Stock as established in a public offering of the Company's Common Stock. On June 30, 2000, $150,000 of the notes were converted for 318,000 shares for the common stock at a conversion price of $0.50 per share for $50,000 of the notes and$0.33 per share for 100,000.

          The Notes are secured by all assets held by Atlanta, with the exception of the point of sale computer systems.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 10 - SEGMENT INFORMATION

          During 2002 and 2001, the Company had six reportable restaurant segments and one management company:

     a)   SRC
     b)   LA (ceased operations - July 1999)
     c)   Chicago (ceased operations - July 1999)
     d)   Atlanta
     e)   Avenue A
     f)   7 West (management company)

          Soulfood Concepts, Inc. and Subsidiaries:


                                                    For the Six Months Ended
                                                             June 30,
                                                  ----------------------------
                                                      2002             2001
                                                  -----------      -----------
          Sales:
                   SRC                            $ 1,341,128      $ 1,273,310
                   LA                                       -                -
                   Chicago                                  -                -
                   Atlanta                          1,003,416          902,540
                   7 West                                   -                -
                   Avenue A                           681,088          697,726
                                                  -----------      -----------

          Total sales                             $ 3,025,632      $ 2,873,576
                                                  ===========      ===========


          Cost of sales:
                   SRC                            $   350,135      $   330,768
                   LA                                       -                -
                   Chicago                                  -           (2,288)
                   Atlanta                            327,016          293,136
                   7 West                                   -                -
                   Avenue A                           174,315          173,758
                                                  -----------      -----------

          Total cost of sales                     $   851,466      $   795,374
                                                  ===========      ===========


          Restaurant operating expenses:
                   SRC                            $   702,161      $   645,772
                   LA                                       -           60,296
                   Chicago                             62,470           68,413
                   Atlanta                            586,801          572,080
                   7 West                                   -                -
                   Avenue A                           422,088          394,984
                   Corporate                                -                -
                                                  -----------      -----------

          Total restaurant operating expenses     $ 1,773,520      $ 1,741,544
                                                  ===========      ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 10 - SEGMENT INFORMATION (Continued)

                                                       For the Six Months Ended
                                                                June 30,
                                                       ------------------------
                                                           2002         2001
                                                        ---------   -----------
          Other corporate expenses:
                   SRC                                  $       -   $         -
                   LA                                           -             -
                   Chicago                                      -             -
                   Atlanta                                      -             -
                   7 West                                       -             -
                   Avenue A                                     -             -
                   Corporate                              277,885       402,512
                                                        ---------   -----------

          Total other corporate expenses                $ 277,885   $   402,512
                                                        =========   ===========


          Depreciation and amortization expense:
                   SRC                                  $  11,394   $     9,847
                   LA                                           -             -
                   Chicago                                      -             -
                   Atlanta                                 44,198        44,198
                   7 West                                       -             -
                   Avenue A                                16,003        13,620
                   Corporate                                4,807         2,403
                                                        ---------   -----------

          Total depreciation and amortization expense   $  76,402   $    70,068
                                                        =========   ===========


          Income (loss) from operations:
                   SRC                                  $ 277,438   $   286,923
                   LA                                           -       (60,296)
                   Chicago                                (62,470)      (66,125)
                   Atlanta                                 45,401        (6,873)
                   7 West                                       -             -
                   Avenue A                                68,682       115,364
                   Corporate                             (282,692)     (404,915)
                                                        ---------   -----------

          Income (Loss) from operations                 $  46,359   $  (135,922)
                                                        =========   ===========


          Identifiable assets:
                   SRC                                  $  76,945   $   110,397
                   LA                                           -       483,127
                   Chicago                                389,419       365,369
                   Atlanta                                295,594       355,723
                   7 West                                       -            60
                   Avenue A                                58,795        82,315
                   Corporate                               34,507        55,968
                                                        ---------   -----------

          Total assets                                  $ 855,260   $ 1,452,959
                                                        =========   ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 11 - SUBSEQUENT EVENTS

          The Company has negotiated a new lease for its Chicago based operation and has obtained all of the required license and permits for an anticipated September 15, 2002, opening.

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

         As of June 30, 2002 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We have successfully sold the lease, fixed assets and inventory of our Los Angeles unit and will reopen the Chicago location in the third quarter of 2002, which showed high receptivity to the concept and produced overwhelming initial trial.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the three months ended June 30, 2002 increased by approximately 5% to $1,500,950 from sales of $1,426,540 during the three months ended June 30, 2001. This increase was primarily due to comparable restaurant sales increase as a result of the return of our regular guests and traffic patterns previously altered by the tragedies of September 11, 2001.

         Cost of Revenues. There was an increase in costs of sales to $449,841 for the three months ended June 30, 2002 from $384,640 for the same period in 2001. As a percentage of revenues, this cost increased to 29.9% versus 27% for the same period of the prior year. Principally as a result of slightly higher produce and other commodity costs that were not offset by menu price increases.

         Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs (including associated fringe benefits). For the three-month period ended June 30, 2002 restaurant labor and related costs decreased 13.5% to $476,625 from $551,063 for the three-month period ended June 30, 2001. This reduction is primarily due to the reduction of management personnel and consolidation of duties in an effort to reduce labor and related costs. As a percentage of revenue labor and related costs were 31.7% for the three-month period ended June 30, 2002 compared to 38.6% for the period ended June 30, 2001.

         Other Operating Expenses. Other operating expenses, consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. For the three-month period ended June 30, 2002 other operating expenses increased $66,644 or 16.8% to $395,437 from $328,793 for the three month period ended June 30, 2001. This increase is due to the rental payment on the Chicago unit in the second quarter of the year, without the benefit of revenues to offset the cost. As a percentage of revenues restaurant operating expenses increased to 26.3% for the three-month period ended June 30, 2002 from 23% for the three-month period ended June 30, 2001.

         General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. General and administrative expenses for the three-month period ended June 30, 2002 were $131,405 compared to $150,458 for the three-month period ended June 30, 2001. As a percentage of revenue general and administrative expenses decreased to 8.7% for the three-month period ended June 30, 2002 from 10.5% for the three-month period ended June 30, 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased slightly to $38,201 for the three-month period ended June 30, 2002 from $35,034 for the three-month period ended June 30, 2001. As a percentage of revenues depreciation and amortization were 2.5% for the three-month period ended June 30, 2002 and 2.4% for the three-month period ended June 30, 2001.

         Interest Income, Other (Expense) Income. We had interest expense of $44,516 for the three-month period ended June 30, 2002 compared to interest expense of $37,327 for the three-month period ended June 30, 2001. Interest expense for the three-month period ended June 30, 2002 and 2001 related primarily to long-term notes.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Revenues. Sales for the six months ended June 30, 2002 increased by approximately 5% to $3,025,632 from sales of $2,873,576 during the six months ended June 30, 2001. This increase was primarily due to comparable restaurant sales increase as a result of the return of our regular guests and traffic patterns previously altered by the tragedies of September 11, 2001.

         Cost of Revenues. There was a 6.5% increase in cost of sales to $851,466 for the six months ended June 30, 2002 from $795,374 for the same period in 2001. As a percentage of restaurant sales, this cost increased to 28% versus 27.6% for the same period of the prior year.

         Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they increased 1.3% to $914,654 for the six month period ended June 30, 2002 from $902,213 for the six month period ended June 30, 2001. As a percentage of revenue labor and related costs decreased slightly to 30.2% for six-month period ended June 30, 2002 compared to 31.3% for six-month period ended June 30, 2001.

         Other Operating Expenses. Other operating costs increased $18,900 or 2.2% to $858,866 for the six-month period ended June 30, 2002 compared to $839,966 for the six-month period ended June 30, 2001. This increase is due to the rental payments on the Chicago unit in the first and second quarter of the year, without the benefit of revenues to offset the cost. As a percentage of revenues, restaurant operating expenses were 28.3% for the six-month period ended June 30, 2002 and 29.2% for six-month period ended June 30, 2001.

         General and Administrative Expense. We incurred general and administrative expenses from continuing operations of $277,885 for the six-month period ended June 30, 2002 compared to $402,187 for the six month period ended June 30, 2001. As a percentage of revenues, general and administrative expense for the six-month period ended June 30, 2002 decreased to 9.1% compared to 13.9% for the six-month period ended June 30, 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased slightly to $76,402 for the six-month period ended June 30, 2002 from $70,068 for the six-month period ended June 30, 2001. As a percentage of revenues depreciation and amortization were 2.5% for the six-month period ended June 30, 2002 and 2.4% for the six-month period ended June 30, 2001.

         Interest Income, Other (Expense) Income. We had interest expense of $73,157 for the six-month period ended June 30, 2002 compared with $72,240 for the six-month period ended June 30, 2001. Interest expense for the six-month period ended June 30, 2002 and 2001 related primarily to long-term notes.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $60,825 for the six-month period ended June 30, 2002 from $(84,481)for the six month period ended June 30, 2001, primarily due to the significant reduction in net loss of $31,887 for the six-month period ended June 30, 2002 compared to net loss of $245,506 for the period ended June 30, 2001. Investing activities used $130,150 for the period ended June 30, 2002 compared to $7,081 for the same period last year, primarily due to the capital expenditures and purchase of furniture and equipment in anticipation of the reopening of the Chicago unit. Financing activities used approximately $46,869 for the period ended June 30, 2002 compared with the provision of cash of $28,990 for the same period last year primarily because partner distributions were made in the first quarter of 2002.

         Cash and cash equivalents at June 30, 2002 was $5,042 which decreased from $20,788 at June 30, 2001 due the increase in financing activities. Total assets were $855,260 for the six-month period ended June 30, 2002 compared to total assets of $913,625 at year end December 31, 2001, primarily due to a reduction in property and equipment from the divestiture of the Los Angeles unit. Total liabilities decreased $5,993 to $2,203,369 from $2,209,362 as a result of reduction in current portion of related party debt and a reduction in obligation under capital leases.

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

FORWARD-LOOKING INFORMATION

Certain statements in this Form 10-QSB which are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate", "plan", "intend", "may", "will", "can", "should", "could" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to: changes in general economic, political or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company's restaurants in general; changes in the availability and/or cost of management and hourly labor, energy or other resources necessary to successfully operate the Company's; the Company's ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts; depth of management; adverse publicity about the Company, and its restaurants; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company's growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Form 10-QSB and the Company's Form 10-KSB filed with the Securities and exchange Commission for the year ended December 31, 2001.

                           PART II. OTHER INFORMATION


ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits

        99.1 Certification


   (b)  Reports on Form 8-K

        None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOULFOOD CONCEPTS, INC.


Date: August 19, 2002                            By: /s/ Mark Campbell
      ---------------                            ------------------------------
                                                 Mark Campbell
                                                 President and Director
                                                 Chief Executive Officer,
                                                 (principal accounting officer)