Form 10QSB
period 2002-09-30
SOULFOOD CONCEPTS INC
filed 2002-11-19
CIK 873086

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transition period from


Commission File Number:  0-30301
                         -------

                             Soulfood Concepts, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Delaware                                    13-3585743
    ------------------------                  ---------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)


    630 Ninth Avenue, New York, New York                      10036
  ----------------------------------------                 ----------
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

    Yes  [X]        No  [ ]

The number of shares outstanding of the issuer's only class of common stock, par value $.003 per share, as of September 30, 2002 was 5,268,177 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                       FOR PERIOD ENDING SEPTEMBER 30,2002

                                                                                        PAGE
                                                                                        ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 20002
              (unaudited) and December 31, 2001 .......................................... 3

            Consolidated Statements of Operations (unaudited) for
              the nine Months ended September 30, 2002 and September
              30 2001 & for the three Months ended September 30,
              2002 and September 30, 2001 ............................................... 5

            Consolidated Statements of Cash Flows  (unaudited) for the
              Nine Months ended September 30, 2002 and September 30, 2001 ............... 6

            Notes to Consolidated Financial Statements .................................. 7

Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations ...............................15

Part II     OTHER INFORMATION ...........................................................19

Item 6      Exhibits and Reports on Form 8-K ............................................19

Signatures ..............................................................................20

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,
                                                               2002           2001
                                                           ------------   ------------
ASSETS                                                      (Unaudited)     (Audited)
CURRENT ASSETS
    Cash and cash equivalents                              $     15,096   $     83,360
    Accounts receivable                                            --            2,060
    Inventory                                                    54,930         67,942
    Prepaid expenses and other current assets                    48,164         22,586
                                                           ------------   ------------

       TOTAL CURRENT ASSETS                                     118,190        175,948


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,667,325 and $1,563,425, respectively      1,203,157      1,301,196

SECURITY DEPOSITS                                               103,374        103,374
                                                           ------------   ------------

       TOTAL ASSETS                                        $  1,424,721   $  1,580,518
                                                           ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,      December 31,
                                                                       2002              2001
                                                                  --------------    --------------
           LIABILITIES AND STOCKHOLDERS' EQUITY                    (Unaudited)         (Audited)
CURRENT LIABILITIES
    Accounts payable                                              $      780,233    $      545,118
    Accrued expenses                                                     703,833           831,892
    Obligation under capital lease                                        24,300            31,695
    Current portion of long-term debt                                    115,000           115,000
    Due to related party                                                 132,076              --
                                                                  --------------    --------------

       TOTAL CURRENT LIABILITIES                                       1,755,442         1,523,705

DUE TO RELATED PARTY                                                     464,544           580,680

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                               11,425               761

LONG-TERM DEBT                                                              --                --
                                                                  --------------    --------------

       TOTAL LIABILITIES                                               2,231,411         2,105,146
                                                                  --------------    --------------


COMMITMENTS AND CONTINGENCIES                                               --                --

MINORITY INTEREST                                                        170,753           126,630
                                                                  --------------    --------------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.003; authorized
     14,500,000 shares; issued and outstanding 5,268,177 shares           15,805            15,805

    Additional paid-in capital                                         2,435,152         2,435,152

    Accumulated deficit                                               (3,425,200)       (3,099,015)

    Less cost of treasury stock - 10,000 common shares                    (3,200)           (3,200)
                                                                  --------------    --------------

       TOTAL STOCKHOLDERS' DEFICIT                                      (977,443)         (651,258)
                                                                  --------------    --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    1,424,721    $    1,580,518
                                                                  ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Nine Months Ended     For the Three Months Ended
                                                          September 30,                September 30,
                                                  --------------------------    --------------------------
                                                      2002           2001           2002           2001
                                                  -----------    -----------    -----------    -----------
SALES                                             $ 4,245,752    $ 4,679,891    $ 1,372,176    $ 1,540,211
                                                  -----------    -----------    -----------    -----------

COSTS AND EXPENSES
    Cost of sales                                   1,184,634      1,198,635        389,260        429,084
    Restaurant labor and related costs              1,430,147      1,360,302        527,934        441,470
    Depreciation and amortization of restaurant
     property and equipment                           103,900        112,980         33,832         37,304
    Other operating expenses                        1,150,691      1,247,068        311,035        407,102
                                                  -----------    -----------    -----------    -----------
       Total restaurant operating expenses          3,869,372      3,918,985      1,262,061      1,314,960
                                                  -----------    -----------    -----------    -----------


GENERAL AND ADMINISTRATIVE EXPENSES                   554,368        619,362        152,181        200,723
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                        (177,988)       141,544        (42,066)        24,528
                                                  -----------    -----------    -----------    -----------

OTHER EXPENSES
    Interest Expense                                  104,073        100,505         31,833         37,125
    Debt conversion expense                              --          601,513           --             --
                                                  -----------    -----------    -----------    -----------
       Total other expense                            104,073        702,018         31,833         37,125
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES
 AND MINORITY INTEREST                               (282,061)      (560,474)       (73,899)       (12,597)

PROVISION FOR INCOME TAXES                               --             --             --             --
                                                  -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                        (282,061)      (560,474)       (73,899)       (12,597)

MINORITY INTEREST IN THE INCOME OF
 CONSOLIDATED SUBSIDIARY                              (44,123)       (34,384)        (6,779)       (13,563)
                                                  -----------    -----------    -----------    -----------

NET LOSS                                          $  (326,184)   $  (594,858)   $   (80,678)   $   (26,160)
                                                  ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE:
  BASIC AND DILUTED                               $     (0.06)   $     (0.11)   $     (0.02)   $     (0.01)
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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For The Nine Months Ended
                                                                                    September 30,
                                                                         -----------------------------------
                                                                             2002                  2001
                                                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $   (326,184)         $   (594,858)
    Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Depreciation and amortization                                          103,900               112,980
       Loss attributed to minority interest                                    44,123                34,384
       Debt conversion                                                           --                 601,513
       (Increase) Decrease in:
       Accounts receivable                                                      2,060                42,588
       Inventory                                                               13,012                 6,241
       Prepaid expenses and other current assets                              (25,578)                8,624
       Security Deposits                                                         --                 (12,500)
       Increase (Decrease) in:
       Accounts payable & accrued expenses                                    107,053                21,844
                                                                         ------------          ------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (81,614)              220,816
                                                                         ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                         (5,861)              (19,909)
                                                                         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                               --                 (60,849)
    Partner distributions                                                        --                 (18,707)
    Additional capital leases                                                   5,390                  --
    Increase in paid-in capital                                                  --                 342,499
    Repayment of capital leases                                                (2,119)              (28,893)
    Increase (decrease) in due to related party                                15,940              (297,703)
                                                                         ------------          ------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               19,211               (63,653)
                                                                         ------------          ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (68,264)              137,254
CASH AND CASH EQUIVALENTS - January 1,                                         83,360                 9,216
                                                                         ------------          ------------

CASH AND CASH EQUIVALENTS - June 30,                                     $     15,096          $    146,470
                                                                         ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid:
       Interest                                                          $     20,007          $     27,471
                                                                         ============          ============
       Taxes                                                             $      8,441          $      9,775
                                                                         ============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

     b)  Basis of presentation
         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2002, the Company has a working capital deficit of $1,586,844 and an accumulated deficit of $3,425,200. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management believes that funding will be sufficient to support its operations during the year through September 30, 2003.

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2001 annual report included in SEC Form 10-KSB.

NOTE 2 - INVENTORY

         Inventory consisted of the following at:

                                            September 30,     December 31,
                                                2002             2001
                                           --------------   --------------
         Food                              $        9,933   $       15,535
         Beverage                                  44,997           52,407
                                           --------------   --------------
                                           $       54,930   $       67,942
                                           ==============   ==============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and Equipment is summarized as follows:

                                                  September 30,   December 31,
                                                      2002            2001
                                                  ------------    ------------
         Furniture, Fixtures & Equipment          $  2,125,262    $  2,119,401
         Leasehold Improvement                         745,220         745,220
                                                  ------------    ------------
                                                     2,870,482       2,864,621
         Accumulated Depreciation                    1,667,325       1,563,425
                                                  ------------    ------------
                                                  $  1,203,157    $  1,301,196
                                                  ============    ============

         Depreciation and amortization expense of property and equipment for the nine months ended September 30, 2002 and 2001 was $103,900 and $112,980, respectively, and for the three months ended September 30, 2002 and 2001 was $33,832 and $37,304, respectively.

NOTE 4 - ACCRUED EXPENSES

         Accrued expenses consists of the following:

                                                  September 30,   December 31,
                                                      2002            2001
                                                  ------------    ------------
         Payroll, Sales and Other Taxes           $    464,602    $    452,621
         Professional                                   14,500          20,000
         Other Operating Expenses                       66,202         228,345
         Penalties                                      42,935          35,000
         Interest                                      115,654          95,926
                                                  ------------    ------------
                                                  $    703,893    $    831,892
                                                  ============    ============

NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:

                                                  September 30,    December 31,
                                                      2002            2001
                                                  ------------    ------------
         Advances from the president of
         the Company, payable on demand,
         with no interest.                        $     15,940    $         --

         Advances from a major stockholder
         and officer of the Company, to be
         repaid in ten equal installments over
         a five-year period beginning with the
         first payment on February 28, 2002.
         Interest has been accrued on these
         advances at 8% per annum.                     580,680         580,680
                                                  ------------    ------------
                                                       596,620         580,680
         Less: current portion                         132,076              --
                                                  ------------    ------------
         Long-term portion                        $    464,544    $    580,680
                                                  ============    ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 5 - RELATED PARTY TRANSACTION (Continued)

         The two parties have a signed agreement for the advance to the major stockholder and officer to be repaid in ten equal installments over a five-year period beginning with the first payment on February 28, 2003.

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                  September 30,    December 31,
                                                      2002            2001
                                                  ------------    ------------
         The Company received $115,000 from
         the sale of two convertible secured
         notes to an entity and an individual
         in January 1998 with interest payable
         at 8% per annum. The notes were January
         26, 2000, and were not repaid.
         Interest is due semi-annually and any
         unpaid amounts have been accrued
         (see Note 9).                            $    115,000    $    115,000


         Less:  Current Portion                       (115,000)       (115,000)
                                                  ------------    ------------

         Long-Term Debt                           $         --    $         --
                                                  ============    ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 7 - INCOME TAXES

         The components of the provision for income taxes is as follows:

                                                          September 30,
                                                  ----------------------------
                                                       2002           2001
                                                  ------------    ------------
         Current tax expense
           U.S. federal                           $         --    $         --
           State and local                                  --              --
                                                  ------------    ------------
         Total current                                      --              --

         Tax benefit of net operating
           loss carry-forwards                              --              --
                                                  ------------    ------------
         Provision for income taxes                         --              --
                                                  ------------    ------------

         Deferred tax expense
           U.S. federal                                     --              --
           State and local                                  --              --
                                                  ------------    ------------
         Total deferred                                     --              --
                                                  ------------    ------------

         Total provision from continuing
           operations                             $         --    $         --
                                                  ============    ============

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

         Federal income tax rate                         (34.0)%         (34.0)%
         Deferred tax charge (credit)                       --              --
         Effect on valuation allowance                    34.0 %          34.0 %
         State income tax, net of federal benefit           --              --
                                                  ------------    ------------

         Effective income tax rate                         0.0 %           0.0 %
                                                  ============    ============

         At September 30, 2002, the Company had net carryforward losses of approximately $1,445,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

                                                         Operating    Capital
                                                          Leases       Leases
                                                        ----------   ---------
         2001                                           $  194,607   $   6,512
         2002                                              594,271      23,016
         2003                                              512,055       9,315
         2004                                              512,055          --
         2005 and thereafter                             3,202,126          --
                                                        ----------   ---------
         Total minimum lease payments                   $5,015,114      38,843
                                                        ==========   ---------
         Less: Amounts representing interest                            (3,118)
                                                                     ---------
         Present value of future minimum lease payments                 35,725
         Less:  Current maturities                                     (24,300)
                                                                     ---------
         Total                                                       $  11,425
                                                                     =========

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 10 - SEGMENT INFORMATION

         During 2002 and 2001, the Company had six reportable restaurant segments and one management company:

         a) SRC

         b) LA (ceased operations - July 1999)

         c) Chicago (ceased operations - July 1999)

         d) Atlanta

         e) Avenue A

         f) 7 West (management company)

         Soulfood Concepts, Inc. and Subsidiaries:

                                                     For the Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -------------   -------------

         Sales:
           SRC                                    $   1,889,929   $   2,007,384
           LA                                                --               -
           Chicago                                           --               -
           Atlanta                                    1,340,938       1,666,377
           Avenue A                                   1,014,885       1,006,130
           7 West                                            --               -
                                                  -------------   -------------
         Total sales                              $   4,245,752   $   4,679,891
                                                  =============   =============

         Cost of sales:
           SRC                                    $     496,319   $     521,540
           LA                                                --         (11,856)
           Chicago                                       (2,288)        (26,062)
           Atlanta                                      438,026         449,497
           Avenue A                                     252,577         265,516
           7 West                                            --              --
                                                  -------------   -------------
         Total cost of sales                      $   1,184,634   $   1,198,635
                                                  =============   =============

         Restaurant operating expenses:
           SRC                                    $     951,766   $     975,462
           LA                                            87,396          94,300
           Chicago                                      102,880         101,032
           Atlanta                                      837,656         828,768
           Avenue A                                     601,140         607,808
           7 West                                            --              --
                                                  -------------   -------------
         Total restaurant operating expenses      $   2,580,838   $   2,607,370
                                                  =============   =============

                                               SOULFOOD CONCEPTS, INC.
                                                   AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  SEPTEMBER 30, 2002

NOTE 11 - SEGMENT INFORMATION (Continued)

                                                      For the Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2002            2001
                                                     -----------    -----------

         Other corporate expenses:
           SRC                                       $      --      $      --
           LA                                               --             --
           Chicago                                          --             --
           Atlanta                                          --             --
           Avenue A                                         --             --
           7 West                                           --             --
           Corporate                                     554,368        619,362
                                                     -----------    -----------
         Total other corporate expenses              $   554,368    $   619,362
                                                     ===========    ===========

         Depreciation and amortization expense:
           SRC                                       $    14,770    $    14,638
           LA                                               --             --
           Chicago                                          --             --
           Atlanta                                        66,297         80,412
           Avenue A                                       20,430         17,050
           7 West                                           --             --
           Corporate                                       2,403            880
                                                     -----------    -----------
         Total depreciation and amortization
           expense                                   $   103,900    $   112,980
                                                     ===========    ===========

         Income (loss) from operations:
           SRC                                       $   427,074    $   495,744
           LA                                            (87,396)       (82,444)
           Chicago                                      (100,592)       (74,970)
           Atlanta                                        (1,041)       307,700
           Avenue A                                      140,738        115,756
           7 West                                           --             --
           Corporate                                    (556,771)      (620,242)
                                                     -----------    -----------
         Income (Loss) from operations               $  (177,988)   $   141,544
                                                     ===========    ===========

         Identifiable assets:
           SRC                                       $    98,420    $   128,859
           LA                                            482,127        482,137
           Chicago                                       364,219        385,603
           Atlanta                                       345,942        415,582
           Avenue A                                       70,128             60
           7 West                                           --          197,223
           Corporate                                      63,885         86,350
                                                     -----------    -----------
         Total assets                                $ 1,424,721    $ 1,695,814
                                                     ===========    ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 12 - SUBSEQUENT EVENTS

         The Company is in the process of putting together a management team to reopen the restaurant in Chicago with a Winter 2002 target date.

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

     As of September 31, 2002 we operated three full service restaurants in locations in New York City, and Atlanta. The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. Wehave successfully sold the Los Angeles unit will reopen the Chicago location 4th quarter 2002.

RESULTS OF OPERATIONS
---------------------

RESULTS OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002

     Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the nine months ended September 30, 2002 decreased by approximately 9% to 4,245,752 from sales of $4,679,891 during the nine months ended September 30, 2001. This reduction in sales is due primarily to the effect of adverse economic conditions for the second quarter period. Also the company did not incorporate any menu price increases to offset the impact of higher costs of products for the period. Sales for the three months ended September 30, 2002 decreased by approximately 11% to $1,372,176 from sales of $1,540,211 for the three months ended September 30, 2001.

     Cost of Revenues. There was a decrease in cost of sales to $1,184,634 for the nine months ended September 30, 2002 from $1,198,635 for the nine months ended September 30, 2001 principally as a proportional decrease related to the reduction in sales. As a percentage of restaurant sales, this cost increased to 27.9% versus 25.6% for the same period of the prior year, principally as a result of slightly higher produce and other commodity costs that were not offset by menu price increases. There was a decrease in costs of sales to $389,260 for the three-month period ended September 30, 2002 from $429,084 for the three months ended September 30, 2001. As a percentage of revenues, this cost increased to 28.3% versus 27.8% for the same period of the prior year.

     Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they increased $69,845 or 4.8% to $1,430,147 for the nine month period ended September 30, 2002 from $1,360,302 for the same period the previous year. As a percentage of revenue labor and related costs increased to 33.6% for nine-month period ended September 30, 2001 compared to 29% for the nine month period ended September 30, 2000. The fixed cost component of our labor expenses and minimum wage and other wage increases were negatively impacted by the decline in sales. For the 3-month period ended September 30, 2002 restaurant labor and related costs increased 18% to 527,934 from $441,470 for the same period the previous year. As a percentage of revenue labor and related costs were 38.4% for the three-month period ended September 30, 2001 compared to 28.68% for the period ended September 30, 2001.

     OTHER OPERATING EXPENSES. Other operating expenses consist of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs decreased by $96,377 or 7.7% to $1,150,691for the nine month period ended September 30, 2002 from $1,247,068 for the nine month period ended September 30, 2001. This decrease was due primarily to a rent abatement negotiated for the Chicago unit. As a percentage of revenues, restaurant operating expenses increased to 27.1% for the nine-month period ended September 30, 2002 from 26.6% for the same period in 2001. For the three month period ended September 30, 2002 other operating expenses decreased to $311,035 from $407,102 for the same period the previous year. As a percentage of revenues restaurant operating expenses decreased to 22.6% for the three-month period ended September 30, 2002 from 26.4% for the three month period ended September 30, 2001.

     General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $554,368 for the nine month period ended September 30, 2002 compared to $619,362 for the nine month period ended September 30, 2001. This decrease is attributable to the completion of management training in our Atlanta unit and the termination of the related costs and travel expenses. As a percentage of revenues, general and administrative expense for the nine month period ended September 30, 2002 decreased slightly to 13% compared to 13.2% for the nine month period ended September 30, 2001. General and administrative expenses for the three month period ended September 30, 2002 were $152,181 compared to $200,723 for the three month period ended September 30, 2001. As a percentage of revenue general and administrative expenses decreased to 11% for the three month period ended September 30, 2002 from 13% for the three month period ended September 30, 2001.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $103,900 for the nine-month period ended September 30, 2002 from $112,980 for the nine-month period ended September 30, 2001. As a percentage of revenues depreciation and amortization were 2.4% for the nine-month periods ended September 30, 2002 and 2001. Depreciation and amortization expense decreased to $33,832 for the three-month period ended September 30, 2002 from $37,304 for the three-month period ended September 30, 2001. As a percentage of revenues depreciation and amortization were 2.4% for the three-month periods ended September 30, 2002 and 2001.

     Income (Loss) from Operations. For the nine-month period ended September 30, 2002 we had a loss from operations of $177,988 or (4.1)% of revenues compared with income from operations of $141,544 or 3% of revenues, for the same period in 2001. For the three-month period ended September 30, 2002 we had a loss from operations of $42,066 or (3%) of revenues compared with income from operations of $24,528 or 1.6% of revenues, for the same period in 2001.

     Interest Income, Other (Expense) Income. We had interest expense of $104,073 for the nine-month period ended September 30, 2002 compared with $100,505 for the nine month period ended September 30, 2001. We had interest expense of $31,833 for the three-month period ended September 30, 2002 compared to interest expense of $37,125 for the three-month period ended September 30, 2001. Interest expense for nine-month and the three-month periods ended September 30, 2002 and 2001 related primarily to long-term notes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities were $81,614 for the nine-month period ended September 30, 2002 compared to net cash provided of $220,816 for the nine month period ended September 30, 2001, primarily due to the debt conversion expense taken in nine month period ended September 2001. Investing activities used $5,861, for the nine-month period ended September 30, 2002 compared to $19,909 for the same period last year. Cash flows from financing activities were $19,211 for the period ending September 30, 2002 compared with cash used of $63,653 for the nine-month period ending September 30, 2001.

     Cash and equivalents at September 30, 2002 was $15,096 which decreased from $83,360 at December 31, 2001. Total assets of $1,424,721 for the nine-month period ended September 30, 2002 were reduced from $1,580,518 due to a reduction in property and equipment and inventory. Total liabilities increased $126,265 or 5.6% to $2,231,411 from $2,105,146 as a result of the increase in accounts payable.

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

SOULFOOD CONCEPTS, INC.

Date: November 19, 2002                     By: /s/ Mark Campbell
      -----------------                         --------------------------------
                                                Mark Campbell
                                                Chief Executive Officer,
                                                President and Director
                                                (principal accounting officer)