Form 10KSB
period 2002-12-31
SOULFOOD CONCEPTS INC
filed 2003-04-15
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
                                    YES X   NO
                                       --     --

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form. [X]

     The aggregate market value on December 31, 2001 of voting stock held by non-affiliates computed by reference to the last sale price on that date was approximately $2,625,569

     The issuer's revenues for the year ended December 31, 2002 were  $6,047,643

As of December 31, 2002, 5,049,172 shares of common stock, par value $.003 per share were issued and outstanding.

                       Documents incorporated by reference
                       -----------------------------------

                                      NONE

                                     PART I

ITEM 1.   BUSINESS

GENERAL
-------

         Soulfood Concepts, Inc., a Delaware corporation (the "Company"), owns and operates full service, upscale soul food restaurants under the name of The Shark Bar(R) Restaurant . We also hold a 62% interest in one other full service, soul food restaurant operating under the name of Mekka (R) restaurant . The flagship Shark Bar restaurant and Mekka are located in Manhattan, New York; the others are located in Chicago, Illinois, and Atlanta, Georgia.

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

         The Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales. We have successfully sold the Los Angeles unit's lease, inventory and fixed assets. As of the date of this report, we have entered into a new lease agreement with the landlords of the Chicago location and we will engage a turnaround plan to reopen the Chicago location by the first quarter 2003.

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


RESTAURANT EXPANSION
--------------------

         The first expansion outside of the New York market was The Shark Bar in Chicago ("Shark Bar Chicago") which opened in March of 1997. On January 10, 1997, we completed the purchase of the lease, restaurant assets and licenses of the Affair Restaurant Inc. in Chicago, Ill. from Affair, L.P. and all of the issued and outstanding shares of capital stock of Affair Restaurant, Inc. for the aggregate purchase of approximately $335,000 (the "Chicago Acquisition"). The Shark Bar Chicago is a 9,000 square foot unit, of which 7,000 square feet can be used for sales space on three floors, with a 2,000 square foot outside adjoining deck. The main dining floor contains 130 seats plus a small bar area, while the second floor offers the larger bar space and seating for up to an additional 75 persons, if so required. The second floor is also able to accommodate larger private parties and catering events. We have currently entered into a new lease agreement and intend to re-open the Chicago unit by the first quarter of 2003.


         In the first quarter of 1998, we acquired a lease, together with furniture and fixtures thereon, of a 10,000 square foot, two level restaurant located in mid-town Atlanta for a purchase price of $250,000. We opened these premises into the fourth Shark Bar (R) Restaurant during the first quarter of 1998.

         We still believe that significant opportunities to expand company-owned restaurants exists, and will implement an accelerated expansion strategy. We intend to seek to develop new restaurants in geographic areas and primary metropolitan markets that are readily receptive to our concept and which will enable us to increase name recognition and realize improved efficiencies in marketing, management, and purchases. In fiscal 2003 we plan to reopen Shark Bar restaurant Chicago with an extensive "turnaround" plan that involves a focus on operations and management training, and in fiscal 2004 we intend to open two additional restaurants.

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

EMPLOYEES
---------

         As of December 31, 2002, we employed 120 persons. Of our employees, 65 are full time and 55 are employed on a part time basis. None of our employees are covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with employees to be good.

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

ITEM 2.    DESCRIPTION OF PROPERTY

         The following tables sets forth certain information with respect to our facilities currently in operation (unless otherwise noted):

Name and Location               Date Opened      Restaurant Size       Seating Capacity      Lease Expiration
-----------------               -----------      ---------------       ----------------      ----------------
The Shark Bar................   11/90             2,500 sq. ft              90                  2009
New York, N.Y.
Mekka........................   12/94             1,500 sq. ft.             65                  2002(1)
New York, N.Y.
The Shark Bar................    3/97             9,000 sq. ft             200                  2009(2)
Chicago, Illinois
The Shark Bar................    3/98            10,000 sq. ft             255                  2007
Atlanta, Georgia

(1) This lease provides one five year renewal option, and the option is presently being negotiated
(2) Currently not operating. This lease provides two five year renewal options.

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

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2002.

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

         2002                        HIGH                       LOW
         ----                        ----                       ---
         1st Quarter                 $.20                       $.05
         2nd Quarter                 $.14                       $.13
         3rd Quarter                 $.35                       $.13
         4th Quarter                 $.52                       $.13

         2001                        HIGH                       LOW
         ----                        ----                       ---
         1st Quarter                 $.06                       $.06
         2nd Quarter                 $.05                       $.05
         3rd Quarter                 $.05                       $.05
         4th Quarter                 $.05                       $.05

         2000                        HIGH                       LOW
         ----                        ----                       ---
         1st Quarter                 $.35                       $.30
         2nd Quarter                 $.40                       $.35
         3rd Quarter                 $.75                       $.40
         4th Quarter                 $.25                       $.15

         1999                        HIGH                       LOW
         ----                        ----                       ---
         1st Quarter                 $1.06                      $.56
         2nd Quarter                 $.75                       $.37
         3rd Quarter                 $.62                       $.12
         4th Quarter                 $.75                       $.12

         Holders. As of December 31, 2002, to our knowledge, we had approximately 69 shareholders of record of our Common Stock

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

         As of December 31, 2002, we operated three full service restaurants in locations in New York City, and Atlanta. The Company is engaged in developing full service "Soul Food" restaurants in the major urban markets of the United States. We have traditionally funded our growth through sales of equity, convertible notes and debt financing

         Our Los Angeles and Chicago units were closed in June and July 1999 respectively, primarily due to unsatisfactory management performance and subsequent decline in sales As of December 2001 we have successfully sold the lease, fixed assets and inventory of our Los Angeles unit. We will engage a turnaround plan to reopen the Chicago location, which showed high receptivity to the concept and produced overwhelming initial trial. Chicago will be reopened in 1st quarter 2003. The flagship Shark Bar(R) and Mekka(R) Restaurants are located in Manhattan, New York. The third operating unit, a Shark Bar Restaurant, is located in Atlanta, Georgia.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001


         Revenues. Revenue was generated from the sale of food and beverages for the year ended December 31, 2002 and 2001, from restaurant units. Revenues decreased $474,706 from $6,047,643 for the year ended December 31, 2001 to $5,572,937 for the year ended December 31, 2002.
         Cost of Revenues. We incurred cost of revenues from continuing operations of $1,530,709 for the year ended December 31, 2002 and $1,592,948 for the year ended December 31, 2001. As a percentage of net revenues, cost of revenues from continuing operations was 27.4% for the year ended December 31, 2002 and 26.3% for year ended December 31, 2001.
         Gross Profit. We had gross profit from continuing operations of $4,454,696 for the year ended December 31, 2002 and $5,230,581 for the year ended December 31, 2001. As a percentage of revenues, gross profit from continuing operations was 73.6% for the year ended December 31, 2002 and 70% for the year ended December 31, 2001.
         Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $104,566 or 5.8%% to $1,682,797 for the year ended December 31, 2002 from $1,787,363 for the period ended December 31, 2001. As a percentage of revenue labor costs increased slightly to 30.1% for the period ended December 31, 2002 compared to 29.5% for year ended December 2001.

         Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs increased $55,308 or 3.2% to $1,728,152 for the year ended December 31, 2002 compared to $1,672,844 for the year ended December 31, 2001 This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses increased to 31% for the year ended December 31, 2002, from 27.6% for the year ended December 31, 2001.

         General and Administrative Expense. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $792,068 for the year ended December 31, 2002 compared to $882,409 for the year ended December 31, 2001.. As a percentage of revenues, general and administrative expense for the year ended December 31, 2002 were slightly decreased to 14.2% compared to 14.5 for the year ended December 31, 2001. This increase was due primarily to the field support efforts given to the Atlanta unit and the travel and relocation costs associated with this task.

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $142,101 for the year ended December 31, 2002 from $157,365 for the year ended December 31, 2001. As a percentage of revenues depreciation and amortization were 2.5% for the year ended December 31, 2002 and 2.6% for year ended December 31, 2001.

         Interest Income, Other (Expense) Income and Income Taxes. We had interest expense of $172,533 for the year ended December 31, 2002 compared to interest expense of $142,548 for year ended December 31, 2001. Interest expense for year ended December 31, 2002 and 2001 related primarily to long-term notes. On December we sold the lease, inventory and assets of the Los Angeles and took a loss on disposition of assets of $286,326. On June 30, 2000 we converted Notes in the aggregate amount of $350,000 for 864,000 shares of common stock at a conversion price of $0.50 per share and $150,000 for 318,000 shares of common stock at a conversion price of $0.50 per share for $50,000 of the notes and $0.33 per share for $100,000 of the notes. We incurred a debt conversion expense of $601,512 in year ended December 31, 2000 as a result of these conversions. (See "Notes to Consolidated Financial Statements - Note 10 -Convertible Notes Payable").

FINANCIAL CONDITION AND LIQUIDITY

         Cash and Cash Equivalents as of December 31, 2002 increased by $74,144 to $83,360 from $9,216 as of December 31, 2001. Overall, Total Current Assets increased by $14,430 as of December 31, 2002 to $175,948 from $161,518 as of December 31, 2001. The increase in cash and all other assets was primarily due the increase in cash flow from operations.

         Our current liabilities decreased $409,291 as of December 31, 2002 to $1,523,705 from $1,932,996 as of December 31, 2001. This decrease was due primarily to the reduction of current portion of long-term debt as a result an exchange agreement for conversion these Notes to an equity interest in the company.

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

         For the year ended December 31, 2002, net cash provided by operating activities increased to $168,303 from $164,832 for the year ended December 31, 2001. This increase was primarily due to a decrease in net loss of $834,585 for the year ended December 2002 compared to a loss of $888,549 for the same period in 2001. There was a significant decrease in cash used in investing activities as of December 2002, $10,525 from $56,065 for period ended December 31, 2001 because there were no material property and equipment purchases during the year ended December 2002 as compared with the previous year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    EXHIBITS.

                None




























                                   Signatures

In accordance with section 13 or 15(d) of the Exchange act, the registrant caused this report to be signed on its' behalf by the undersigned, thereunto duly authorized.

                                     Soulfood Concepts Inc.

Date: April 15, 2003                  By:       /s/ Mark Campbell
                                            ------------------------
                                            Mark Campbell, Chief
                                            Executive Officer and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature and Title                                      Date





   /s/ Mark Campbell                                     April 15, 2003
-----------------------------
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer



   /s/  Brian A. Hinchcliffe                             April 15, 2003
------------------------------
Brian A. Hinchcliffe, Director



    /s/ Michael D. Vann                                  April 15, 2003
------------------------------
Michael D. Vann, Director




                                                         April, 2002
------------------------------
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001





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


                                    MERDINGER, FRUCHTER, ROSEN & COMPANY , P.C.
                                             Certified Public Accountants
New York, New York
April 14, 2003

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                               December 31,
                                                                   -----------------------------------
                                                                         2002                  2001
                                                                   -------------         -------------
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $       4,236          $     83,360
   Accounts receivable                                                     5,763                 2,060
   Inventory                                                              53,387                67,942
   Prepaid expenses and other current assets                              23,586                22,586
                                                                   -------------         -------------

      TOTAL CURRENT ASSETS                                                86,972               175,948


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,705,526 and $1,563,425 respectively                  723,104             1,301,196


SECURITY DEPOSITS                                                        103,549               103,374
                                                                    ------------          ------------

      TOTAL ASSETS                                                  $    913,625            $1,580,518
                                                                    ============          ============






The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                               December 31,
                                                                   -----------------------------------
                                                                         2002                  2001
                                                                   -------------         -------------
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                 $    726,765         $     545,118
   Accrued expenses                                                      753,096               831,892
   Obligation under capital lease                                         17,881                31,695
   Current portion of long-term debt                                     115,000               115,000
   Due to related party                                                   74,004                     -
                                                                    ------------         -------------

      TOTAL CURRENT LIABILITIES                                        1,686,750             1,523,705

DUE TO RELATED PARTY                                                     522,612               580,680

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                    -                   761
                                                                    ------------         -------------

      TOTAL LIABILITIES                                                2,209,362             2,105,146
                                                                    ------------         -------------

COMMITMENTS AND CONTINGENCIES                                                  -                     -

MINORITY INTEREST                                                        176,657               126,630
                                                                    ------------         -------------

STOCKHOLDERS' (DEFICIT)
   Common stock, par value $.003; authorized
    14,500,000 shares; issued and outstanding
    5,353,333 and 5,268,177 shares, respectively                          16,060                15,805

   Additional paid-in capital                                          2,435,747             2,435,152

   Accumulated deficit                                                (3,921,001)           (3,099,015)

   Less cost of treasury stock - 10,000 common
    shares                                                                (3,200)               (3,200)
                                                                   -------------          ------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                   (1,472,394)             (651,258)
                                                                   -------------          ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                              $    913,625           $ 1,580,518
                                                                   =============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For The Year Ended
                                                                            December 31,
                                                              ----------------------------------
                                                                   2002                  2001
                                                              --------------        ------------
SALES                                                          $ 5,572,937          $  6,047,643
                                                              --------------        ------------
COSTS AND EXPENSES
   Cost of sales                                                 1,530,709             1,592,948
   Restaurant labor and related costs                            1,682,797             1,787,363
   Depreciation and amortization of restaurant
    property and equipment                                         142,101               157,365
   Other operating expenses                                      1,728,152             1,672,844
                                                               -----------          ------------
      Total restaurant operating expenses                        5,083,759             5,210,520
                                                               -----------          ------------

GENERAL AND ADMINISTRATIVE EXPENSES                                792,068               882,409
                                                               -----------          ------------

LOSS FROM OPERATIONS                                            (  302,890)              (45,286)
                                                               ------------         ------------

OTHER EXPENSES
   Interest expense                                                172,533               142,548
   Debt conversion expense                                               -               601,513
   Loss on disposition of FIXED assets                             286,326                     -
                                                               -----------          ------------
      Total other expense                                          458,859               744,061
                                                               -----------          ------------

LOSS BEFORE INCOME TAXES,
 AND MINORITY INTEREST                                          (  761,749)             (789,347)

PROVISION FOR INCOME TAXES                                          10,210                     -
                                                               -----------          ------------

LOSS BEFORE MINORITY INTEREST                                   (  771,959)             (789,347)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                                   (   50,027)            (  45,238)
                                                               ------------         ------------

NET LOSS                                                        $ (821,986)          $  (834,585)
                                                                ===========          ============








The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  For The Year Ended
                                                      December 31,
                                           ---------------------------------

                                               2002                  2001
                                           -------------         -----------
LOSS PER COMMON SHARE
    BASIC AND DILUTED:
       Loss per common share                $(      .16)         $(     .18)
                                           =============         ===========








The accompanying notes are an integral part of the consolidated financial statements.

                                                                              ADDITIONAL
                                                  COMMON STOCK                 PAID IN         ACCUMULATED
                                              SHARES             AMOUNT        CAPITAL           DEFICIT
                                            ----------         ----------    -----------      --------------
Balance - January 1, 2001                   3,998,177            11,995          980,949        (2,217,663)

Issuance of Common Stock                    1,270,000             3,810        1,454,203                --

Purchase of Treasury Stock                         --                --               --                --

Partner Distributions                              --                --               --           (46,767)

Net loss                                           --                --               --          (834,585)
                                            ----------         ----------    -----------      --------------
Balance - December 31, 2001                 5,268,177            15,805        2,435,152        (3,099,015)

Issuance of Common Stock                       85,167               255              595                --

Net loss                                           --                --               --          (821,986)
                                            ----------         ----------    -----------      --------------
Balance - December 31, 2002                 5,353,333           $16,060       $2,435,747       $(3,921,001)
                                            ==========         ==========    ===========      ==============




                                                                                   TOTAL
                                                  TREASURY STOCK               STOCKHOLDERS'
                                               SHARES             AMOUNT         DEFICIT
                                              ---------          ---------    -------------
Balance - January 1, 2001                          --                  --      (1,224,719)

Issuance of Common Stock                           --                  --       1,458,013

Purchase of Treasury Stock                     10,000              (3,200)         (3,200)

Partner Distributions                              --                  --         (46,767)

Net loss                                           --                  --        (834,585)
                                              ---------          ---------    -------------
Balance - December 31, 2001                    10,000              (3,200)       (651,258)

Issuance of Common Stock                           --                  --             850

Net loss                                           --                  --        (821,986)
                                              ---------          ---------    -------------
Balance - December 31, 2002                    10,000             $(3,200)    $(1,472,394)
                                              =========          =========    =============




The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For The Year Ended
                                                                            December 31,
                                                                    ---------------------------------
                                                                         2002               2001
                                                                    ---------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $   (821,986)      $  (834,585)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                       142,101           157,365
      Loss on disposition of fixed assets                                 286,326
      Loss attributed to minority interest                                 50,027            45,238
      Debt conversion                                                           -           601,513
      (Increase) Decrease in:
      Accounts receivable                                                (  3,704)           54,834
      Inventory                                                            14,555             1,178
      Prepaid expenses and other current assets                          (  1,000)            3,702
      Other assets                                                       (    175)        (  12,500)
      (Decrease) Increase in:
      Accounts payable and accrued expenses                               119,381           151,558
                                                                    -------------        ----------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                         (517,330)          168,303
                                                                     -------------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                   (  16,865)        (  10,525)
   Proceeds from disposition of assets                                    150,000                 -
                                                                     ------------
                       -
      ------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          133,135         (  10,525)
                                                                     ------------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                               -         (  60,849)
   Repayment of debt                                                            -                 -
   Repayment of capital leases                                          (  14,575)        (  31,615)
   (Decrease) increase in due to related party                             15,940          (297,703)
   Partner distributions                                                        -         (  46,767)
   Increase in common stock                                                   255               264
   Increase in additional paid-in capital                                     595           356,236
   Purchase of treasury stock                                                   -         (   3,200)
                                                                    -------------        ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            2,215          ( 83,634)
                                                                    -------------        ----------

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                                              (  79,124)           74,144

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                              83,360             9,216
                                                                    -------------        ----------

CASH AND CASH EQUIVALENTS - END OF YEAR                             $       4,236        $   83,360
                                                                    =============        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                   For The Year Ended
                                                                      December 31,
                                                              ---------------------------
                                                                  2002             2001
                                                              -----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest expense                                        $    69,175       $   70,271
                                                              ===========       ==========
      Income taxes                                            $    10,970       $   12,738
                                                              ===========       ==========



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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a)   Nature of Operations

              The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, Los Angeles, CA, Chicago, IL and Atlanta, GA, specializing in Southern cuisine NOTE 14):

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

         b)   Basis of presentation

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2002, the Company has a working capital deficit of $1,599,778 and an accumulated deficit of $3,921,001. Additionally, the Company has defaulted on certain notes; however, the note holders have agreed to not seek relief as the Company attempts to restructure the debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

              o The Company temporarily closed its Chicago operation in July 1999. Chicago experienced an operating loss in 1999 approximating $222,000 before any corporate overhead burden. The Company is in the process of reopening in Chicago by the first quarter 2003.

              o The Company is pursuing an equity financing via a private placement; if successful, the proceeds of the financing will be used, in part, to pay down certain current obligations.

              o The Company has and is pursuing aggressive cost cutting of general and administrative expenses with a goal of an overall 30% reduction.

              Management believes that the aforementioned plan to revise the Company's operations along with the additional funds raised through the equity financing raised by the private placement will be sufficient to support its operations during the twelve month period following December 31, 2002, and will provide the opportunity to continue as a going concern.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

         j)   Advertising costs

              Advertising costs are expensed as incurred and included in restaurant operating expenses. For the years ended December 31, 2002 and 2001, advertising expense amounted to $1,523 and $13,253, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

         o)   Loss per share (continued)

              The shares used in the computation were as follows:

                                                          December 31,
                                                 --------------------------
                                                    2002            2001
                                                 ----------      ----------
                  Basic and Diluted               5,353,333       4,557,944
                                                 ==========      ==========

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

              SFAS No. 132, "Employers' Disclosures about Pension and Other Post Employment Benefits," was issued in February 1998 and specifies amended disclosure requirements regarding such obligations. SFAS No. 132 does not effect the Company as of December 31, 2002.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2 - INVENTORY

         Inventory consisted of the following:

                                           December 31,
                                   --------------------------
                                         2002           2001
                                   -------------    -----------
         Food                      $      15,831    $    15,535
         Beverage                         37,556         52,407
                                   -------------    -----------
                                    $     53,837    $    67,942
                                   =============    ===========

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                          December 31,
                                                 -------------------------
                                                     2002          2001
                                                 ------------  -----------
         Furniture, Fixtures and Equipment        $ 1,871,683  $ 2,119,401
         Leasehold Improvement                        556,947      745,220
                                                 ------------  -----------
                                                    2,428,630    2,864,621
         Less: Accumulated Depreciation             1,705,526    1,563,425
                                                 ------------  -----------
         Property and equipment, net              $   723,104  $ 1,301,196
                                                 ============  ===========

         Depreciation expense for the years ending December 31, 2002 and 2001 was $142,101 and $157,365, respectively.

         Cost of assets acquired pursuant to capital leases included above are as follows:

                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   -------------   ------------
         Furniture, Fixtures and Equipment         $    42,151     $     42,151
                                                   =============   ============

NOTE 4 - ACCRUED EXPENSES

         The Company had the following accrued expenses:

                                                  December 31,
                                       -----------------------------
                                          2002               2001
                                       -----------      ------------
         Payroll and Sales Taxes       $   430,447       $   452,621
         Professional Fees                       -            20,000
         Other Operating Expenses          105,293           228,345
         Interest                          147,356            95,926
         Penalties                          70,000            35,000
                                       -----------      ------------
                                       $   753,096       $   831,892
                                       ===========      ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:

                                                                                December 31,
                                                                        -------------------------
                                                                             2002           2001
                                                                        ------------     ---------
         Advances for the president of the Company
         payable on demand, with no interest                             $    15,940             -

         Advances from a major stockholder and officer of the Company, to be repaid in ten equal installments over a five-year period beginning with the fist payment on August 31, 2002. Interest has been accrued on these advances
         At 8% per annum                                                     580,680       580,680
                                                                         -----------     ---------
                                                                             596,620       580,680
         Less:  Current potion                                                74,008             -
                                                                        ------------     ---------
         Long-term portion                                                $  522,612     $ 580,680
                                                                        ============     =========

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                                December 31,
                                                                       ---------------------------
                                                                             2002         2001
                                                                       ------------     ----------

         The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes were converted
         on June 30, 2000 (see Notes 10 and 11).                          $       -      $       -

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 6 - LONG-TERM DEBT (Continued)

                                                                                            December 31,
                                                                                    --------------------------
                                                                                        2002             2001
                                                                                    -------------   -----------
         The Company received $265,000 from the sale of three
         convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes were due January 26, 2000. $150,000 of these notes were converted into common stock on June 30, 2000. Interest is due semi-annually and any unpaid amounts have been accrued
         (see Notes 10 and 11).                                                          115,000         115,000
                                                                                    ------------    ------------

                  Total                                                                  115,000         115,000

                  Less:  Current Portion                                              (  115,000)     (  115,000)
                                                                                    -------------   ------------

                  Long-Term Debt                                                     $        -      $         -
                                                                                    =============   ============

NOTE 7 - INCOME TAXES

         The components of the provision (benefit) for income taxes is as follows:

                                                                                       December 31,
                                                                                -----------------------
                                                                                   2002          2001
                                                                                ----------    ---------
                  Current tax expense
                    U.S. federal                                                $      -       $      -
                    State and local                                                    -              -
                                                                                ----------    ---------
                  Total current                                                        -              -

                  Tax benefit of net operating loss carryforwards                      -              -
                                                                                ----------    ---------
                  Provision for income taxes                                           -              -
                                                                                ----------    ---------

                  Deferred tax expense
                    U.S. federal                                                       -              -
                    State and local                                                    -              -
                                                                                ----------     --------
                  Total deferred                                                       -              -
                                                                                ----------     --------

                  Total provision from continuing operations                    $      -       $      -
                                                                                ==========     ========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7 - INCOME TAXES (Continued)

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                                 December 31,
                                                                       -----------------------
                                                                           2002         2001
                                                                       -----------   ---------
         Federal income tax rate                                         (34.0)%     (  34.0)%
         Deferred tax charge (credit)                                         -              -
         Effect on valuation allowance                                    34.0%         34.0%
         State income tax, net of federal benefit                             -              -
                                                                        ----------   ---------
         Effective income tax rate                                         0.0%          0.0%
                                                                        ==========   =========

         AT DECEMBER 31, 2002 AND 2001 the Company had net carryforward losses of approximately $3,900,000 AND $3,190,000 RESPECTIVELY.. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

         Deferred tax assets
         Loss carryforwards                             $   425,000
         Less:  Valuation allowance                      (  425,000)
                                                        ------------
         Net deferred tax assets                        $         -
                                                        ============

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

                                                                                   Operating          Capital
                                                                                    Leases             Leases
                                                                                  -----------       ------------
                  2002                                                         $      468,903       $     18,493
                  2003                                                                413,055                  -
                  2004                                                                413,055                  -
                  2005                                                                413,055
                  2006 and thereafter                                               1,527,516                  -
                                                                                  -----------       ------------
                  Total minimum lease payments                                    $ 3,235,584             18,493
                                                                                  ===========
                  Less: Amounts representing interest                                                (       612)
                                                                                                    ------------
                  Present value of future minimum lease payments                                          17,881
                  Less:  Current maturities                                                          (    17,881)
                                                                                                   --------------
                  Total                                                                            $           -
                                                                                                   ==============

                  Rent expense under operating leases for the years ended December 31, 2002 and 2002 was $542,080 and $597,814, respectively.

         b) The Company is a party to claims and lawsuits arising in the normal course of operations. Management has resolved all of these claims and lawsuits and none had any material effect on the financial position of the Company.

NOTE 9 - MINORITY INTEREST

                  The Company, through its subsidiary 7 West, is the general partner in Avenue A. 7 West owns a 60% general partnership interest and a 2% limited partnership interest. Accordingly, the minority interest represents a 38% limited partnership interest. As of December 31, 2002 and 2001, the minority interest equals $176,657 and $126,630, respectively.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

                  a)  SRC
                  b)  LA (ceased operations - July 1999)
                  c)  Chicago (ceased operations - July 1999)
                  d)  Atlanta
                  e)  Avenue A
                  f)  7 West (management company)

                 Soulfood Concepts, Inc. and Subsidiaries:

                                                                      Year Ended
                                                                    December 31,
                                                              ---------------------------------
                                                                   2002               2001
                                                              -------------       -------------
                             Sales:
                                    SRC $ 2,504,873            $  2,647,873
                                    LA                                    -                   -
                                    Chicago                               -                   -
                                    Atlanta                       1,768,091           2,080,132
                                    7 West                                -                   -
                                    Avenue A                      1,299,973           1,319,638
                                                               ------------       -------------
                             Total sales                        $ 5,572,937        $  6,047,643
                                                                ===========       =============

                            SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 -         SEGMENT INFORMATION (Continued)

                                                                                     Year Ended
                                                                                 December 31,
                                                                         ----------------------------------
                                                                              2002               2001
                                                                         ----------------   --------------
                  Cost of sales:
                         SRC                                               $    651,248      $     691,875
                         LA                                                    (17,320)            (13,365)
                         Chicago                                                     -             (26,062)
                         Atlanta                                               577,657             591,496
                         7 West                                                      -                   -
                         Avenue A                                              319,124             349,004
                                                                         -------------      --------------
                  Total cost of sales                                      $ 1,530,709       $   1,592,948
                                                                         =============      ==============

                  Restaurant operating expenses:
                         SRC                                               $ 1,297,494       $   1,292,943
                         LA                                                     90,113             108,588
                         Chicago                                                63,733             152,428
                         Atlanta                                             1,170,511           1,113,907
                         7 West                                                      -                   -
                         Avenue A                                              789,098             792,341
                         Corporate                                                   -                   -
                                                                         -------------      --------------
                  Total restaurant operating expenses                      $ 3,410,949       $   3,460,207
                                                                         =============      ==============

                  Other corporate expenses:
                         SRC                                             $           -       $           -
                         LA                                                          -                   -
                         Chicago                                                     -                   -
                         Atlanta                                                     -                   -
                         7 West                                                      -                   -
                         Avenue A                                                    -                   -
                         Corporate                                             792,068             882,409
                                                                         -------------      --------------
                  Total other corporate expenses                         $     792,068       $     882,409
                                                                         =============      ==============

                  Depreciation and amortization expense:
                         SRC                                             $       20,467      $      21,867
                         LA                                                          -                   -
                         Chicago                                                     -                   -
                         Atlanta                                                88,396             107,598
                         7 West                                                      -                   -
                         Avenue A                                               28,431              26,379
                         Corporate                                               4,807               1,521
                                                                         -------------      --------------
                  Total depreciation and amortization
                    expense                                              $     142,101       $     157,365
                                                                         =============      ==============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 12 -         SEGMENT INFORMATION (Continued)

                                                                      Year Ended
                                                                    December 31,
                                                        -----------------------------------
                                                              2002               2001
                                                        ---------------     ---------------
                  Income (loss) from operations:
                         SRC                              $    535,664      $      641,188
                         LA                                  (  72,793)          (  95,223)
                         Chicago                             (  63,733)           (126,366)
                         Atlanta                             (  68,473)            267,131
                         7 West                                      -                   -
                         Avenue A                              163,320             151,914
                         Corporate                            (796,875)           (883,930)
                                                          -------------     --------------
                  (Loss) income from operations:          $   (302,890)     $    (  45,286)
                                                          =============     ==============

                  Identifiable assets:
                         SRC                              $    13,2058      $      115,694
                         LA                                          -             482,128
                         Chicago                               359,669             363,336
                         Atlanta                               298,855             415,863
                         7 West                                     60               2,228
                         Avenue A                               73,265             148,033
                         Corporate                              48,571              53,236
                                                         -------------      --------------
                  Total assets                             $   913,625       $   1,580,518
                                                         =============      ==============

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

   NOTE 14 -  SUBSEQUENT EVENTS

              The Company is in the process of restructuring a new lease for its Chicago based operation along with new renovations with anticipated reopening by the first quarter 2003.