Form 10KSB/A
period 2002-12-31
SOULFOOD CONCEPTS INC
filed 2003-05-07
CIK 873086

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

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

         Restaurant Labor and Related Costs. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $104,566 or 5.8%% to $1,682,797 for the year ended December 31, 2002 from $1,787,363 for the period ended December 31, 2001. As a percentage of revenue labor costs increased slightly to 30.1% for the period ended December 31, 2002 compared to 29.5% for year ended December 2001

         Other Operating Expenses. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs increased $55,308 or 3.2% to $1,728,152 for the year ended December 31, 2002 compared to $1,672,844 for the year ended December 31, 2001 This overall decrease was principally attributable to the closing of the Chicago and Los Angeles units and the corresponding reduction in operations and expenses. As a percentage of revenues restaurant operating expenses increased to 31% for the year ended December 31, 2002, from 27.6% for the year ended December 31, 2001.

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

         Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $142,101 for the year ended December 31, 2002 from $157,365 for the year ended December 31, 2001 As a percentage of revenues depreciation and amortization were 2.5% for the year ended December 31, 2002 and 2.6% for year ended December 31, 2001.

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

                                   Soulfood Concepts Inc.

Date: May 7, 2003                  By:             /s/ Mark Campbell     .
                                        ----------------------------------------
                                        Mark Campbell, Chief Executive Officer
                                        and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature and Title                                                 Date





   /s/ Mark Campbell                                                May 7, 2003
-----------------------------
Mark Campbell, Chief
Executive Officer, President,
Director and Accounting Officer



   /s/  Brian A. Hinchcliffe                                        May 7, 2003
------------------------------
Brian A. Hinchcliffe, Director



    /s/ Michael D. Vann                                              May 7, 2003
---------------------------------------
Michael D. Vann, Director




                                                                      May, 2003
--------------------------------------------
Keith Clinkscales, Director

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001





                                      INDEX



                                                                      PAGE

Independent auditors' report                                           F-1


Consolidated balance sheets                                          F-2 - 3


Consolidated statements of operations                                F-4 - 5


Consolidated statement of stockholders' equity (deficit)               F-6


Consolidated statements of cash flows                                F-7 - 8


Notes to consolidated financial statements                           F-9 - 23

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOULFOOD CONCEPTS, INC.

We have audited the accompanying consolidated balance sheets of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SOULFOOD CONCEPTS, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                    MERDINGER, FRUCHTER, ROSEN & COMPANY , P.C.
                                             Certified Public Accountants
New York, New York
May 7, 2003

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                    ------------------------------
                                                                          2002             2001
                                                                    ---------------   ------------

      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $        4,236     $     83,360
   Accounts receivable                                                      5,763            2,060
   Inventory                                                               53,387           67,942
   Prepaid expenses and other current assets                               23,586           22,586
                                                                    -------------    -------------

      TOTAL CURRENT ASSETS                                                 86,972          175,948


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,705,526 and $1,563,425 respectively                   723,104        1,301,196


SECURITY DEPOSITS                                                         103,549          103,374
                                                                     ------------     ------------

      TOTAL ASSETS                                                   $    913,625       $1,580,518
                                                                     ============       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                December 31,
                                                                     ----------------------------------
                                                                          2002                  2001
                                                                     --------------       --------------

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                  $    726,765         $     545,118
   Accrued expenses                                                       753,096               831,892
   Obligation under capital lease                                          17,881                31,695
   Current portion of long-term debt                                      115,000               115,000
   Due to related party                                                    74,004                     -
                                                                      -----------          ------------

      TOTAL CURRENT LIABILITIES                                         1,686,750             1,523,705

DUE TO RELATED PARTY                                                      522,612               580,680

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                     -                   761
                                                                      -----------          ------------

      TOTAL LIABILITIES                                                 2,209,362             2,105,146
                                                                      -----------          ------------

COMMITMENTS AND CONTINGENCIES                                                   -                     -

MINORITY INTEREST                                                         176,657               126,630
                                                                     ------------         -------------

STOCKHOLDERS' (DEFICIT)
   Common stock, par value $.003; authorized
    14,500,000 shares; issued and outstanding
    5,353,333 and 5,268,177 shares, respectively                           16,060                15,805

   Additional paid-in capital                                           2,435,747             2,435,152

   Accumulated deficit                                                 (3,921,001)           (3,099,015)

   Less cost of treasury stock - 10,000 common
    shares                                                             (    3,200)           (    3,200)
                                                                      -----------          ------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                    (1,472,394)           (  651,258)
                                                                      -----------          ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                               $    913,625           $ 1,580,518
                                                                     ============           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For The Year Ended
                                                                                December 31,
                                                                  -----------------------------------
                                                                       2002                  2001
                                                                  --------------       --------------

SALES                                                              $ 5,572,937           $ 6,047,643
                                                                  -------------       --------------

COSTS AND EXPENSES
   Cost of sales                                                     1,530,709             1,592,948
   Restaurant labor and related costs                                1,682,797             1,787,363
   Depreciation and amortization of restaurant
    property and equipment                                             142,101               157,365
   Other operating expenses                                          1,728,152             1,672,844
                                                                  -------------       --------------
      Total restaurant operating expenses                            5,083,759             5,210,520
                                                                  -------------       --------------

GENERAL AND ADMINISTRATIVE EXPENSES                                    792,068               882,409
                                                                  -------------       --------------

LOSS FROM OPERATIONS                                                (  302,890)            (  45,286)
                                                                  -------------       --------------

OTHER EXPENSES
   Interest expense                                                    172,533               142,548
   Debt conversion expense                                                   -               601,513
   Loss on disposition of FIXED assets                                 286,326                     -
                                                                  -------------       --------------
      Total other expense                                              458,859               744,061
                                                                  -------------       --------------

LOSS BEFORE INCOME TAXES,
 AND MINORITY INTEREST                                              (  761,749)             (789,347)

PROVISION FOR INCOME TAXES                                              10,210                     -
                                                                  -------------       --------------

LOSS BEFORE MINORITY INTEREST                                       (  771,959)             (789,347)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                                       (   50,027)            (  45,238)
                                                                  -------------       --------------

NET LOSS                                                           $ (821,986)         $   (834,585)
                                                                  ============        ==============

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For The Year Ended
                                                   December 31,
                                          ---------------------------------
                                              2002                 2001
                                          -------------         ----------
LOSS PER COMMON SHARE
    BASIC AND DILUTED:
       Loss per common share                $(     .16)          $(     .18)
                                           ============         =============





The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                       Common Stock            Additional                          Treasury Stock
                             ------------------------------     Paid-in      Accumulated   ----------------------------
                                Shares          Amount          Capital        Deficit         Shares        Amount
                             -------------    -------------   ------------  -------------- -------------  ------------
Balance - January 1, 2001        3,998,177          11,995       980,949      (2,217,663)            -            -

Issuance of Common Stock         1,270,000           3,810     1,454,203               -             -            -

Purchase of Treasury Stock               -               -             -               -        10,000       (3,200)

Partner Distributions                    -               -             -      (   46,767)            -            -

Net loss                                 -               -             -      (  834,585)            -            -
                             -------------    -------------   ------------  -------------- -------------  ------------

Balance - December 31, 2001     5,268,177           15,805     2,435,152      (3,099,015)       10,000       (3,200)

Issuance of Common Stock           85,167              255           595               -             -            -

Net loss                                -                -             -        (821,986)            -            -
                             -------------    -------------   ------------  -------------- -------------  ------------

Balance - December 31, 2002     5,353,333      $    16,060  $  2,435,747    $ (3,921,001)       10,000    $  (3,200)
                             =============    =============   ============  ============== =============  ============


                                  Total
                              Stockholders'
                                  Deficit
                              ---------------
Balance - January 1, 2001         (1,224,719)

Issuance of Common Stock           1,458,013

Purchase of Treasury Stock        (    3,200)

Partner Distributions             (   46,767)

Net loss                          (  834,585)
                              ---------------

Balance - December 31, 2001       (  651,258)

Issuance of Common Stock                 850

Net loss                            (821,986)
                              ---------------

Balance - December 31, 2002     $ (1,472,394)
                              ===============

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For The Year Ended
                                                                                                 December 31,
                                                                                    --------------------------------------
                                                                                          2002                  2001
                                                                                    ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $    (821,986)          $  (834,585)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                                       142,101               157,365
      Loss on disposition of fixed assets                                                 286,326
      Loss attributed to minority interest                                                 50,027                45,238
      Debt conversion                                                                           -               601,513
      (Increase) Decrease in:
      Accounts receivable                                                                (  3,704)               54,834
      Inventory                                                                            14,555                 1,178
      Prepaid expenses and other current assets                                          (  1,000)                3,702
      Other assets                                                                       (    175)            (  12,500)
      (Decrease) Increase in:
      Accounts payable and accrued expenses                                               119,381               151,558
                                                                                   --------------         -------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                         (517,330)              168,303
                                                                                   --------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                    ( 16,865)            (  10,525)
   Proceeds from disposition of assets                                                    150,000                     -
                                                                                   --------------
                       -
      ------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          133,135             (  10,525)
                                                                                   --------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                               -             (  60,849)
   Repayment of debt                                                                            -                     -
   Repayment of capital leases                                                           ( 14,575)            (  31,615)
   (Decrease) increase in due to related party                                             15,940              (297,703)
   Partner distributions                                                                        -             (  46,767)
   Increase in common stock                                                                   255                   264
   Increase in additional paid-in capital                                                     595               356,236
   Purchase of treasury stock                                                                   -             (   3,200)
                                                                                   --------------         -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            2,215             (  83,634)
                                                                                   --------------         -------------

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                                                               ( 79,124)               74,144

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                              83,360                 9,216
                                                                                   --------------         -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                             $       4,236          $     83,360
                                                                                    =============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For The Year Ended
                                                              December 31,
                                                      ------------------------------
                                                            2002             2001
                                                      ---------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest expense                                $      69,175     $     70,271
                                                      =============     ============
      Income taxes                                    $      10,970     $     12,738
                                                      =============     ============

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

     c)   Use of estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d)   Reclassifications
          -----------------
          Certain prior year amounts have been reclassified to conform with current year presentation.

     e)   Cash and cash equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     f)   Accounts receivable
          -------------------
          Accounts receivable consist of charges due from credit card companies and others. As of December 31, 2001 and 2000, no allowance for doubtful accounts is necessary.

     g)   Inventory
          ---------
          Inventory is valued at the lower of cost or market under the first in first out method of costing.

     h)   Property and equipment
          ----------------------
          Property and equipment is valued at cost and is depreciated over the asset's estimated useful lives, utilizing the straight-line method. Leasehold improvements are amortizable over the life of the lease or estimated useful lives, whichever is shorter.

     i)   Concentration of credit risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

     j    Advertising costs
          -----------------
          Advertising costs are expensed as incurred and included in restaurant operating expenses. For the years ended December 31, 2002 and 2001, advertising expense amounted to $1,523 and $13,253, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

     k)   Income taxes
          ------------
          Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards
          (SFAS) No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

     l)   Fair value of financial instruments
          -----------------------------------
          The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of cash, accounts receivable and accounts payable and accrued expenses approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of long-term borrowings was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates the carrying amounts as of December 31, 2001 and 2000.

     m)   Long-lived assets
          -----------------
          Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the owner's carrying amount or fair value less cost to sell.

     n)   Stock-based compensation
          ------------------------
          The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

     o)   Loss per share
          --------------
          The computation of basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

     o)   Loss per share (continued)
          --------------------------
          The shares used in the computation were as follows:

                                                            December 31,
                                                  ------------------------------
                                                      2002              2001
                                                  -------------      -----------
          Basic and Diluted                          5,353,333        4,557,944
                                                  =============      ===========

     p)   Comprehensive income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income, and therefore has not included a schedule of comprehensive income in the financial statements.

     q)   Recent accounting pronouncements
          --------------------------------
          Additionally, during 1998, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued, which changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. This statement is effective for the Company's 2001 and 2000 fiscal years.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2 - INVENTORY

         Inventory consisted of the following:
                                                         December 31,
                                                 -----------------------------
                                                       2002           2001
                                                 ---------------  ------------
         Food                                    $      15,831    $    15,535
         Beverage                                       37,556         52,407
                                                 -------------   ------------
                                                  $     53,837    $    67,942
                                                 ============    ============

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                     December 31,
                                                           ------------------------------
                                                               2002               2001
                                                           ------------      ------------
         Furniture, Fixtures and Equipment                  $ 1,871,683       $ 2,119,401
         Leasehold Improvement                                  556,947           745,220
                                                           ------------      ------------
                                                              2,428,630         2,864,621
         Less: Accumulated Depreciation                       1,705,526         1,563,425
                                                           ------------      ------------
         Property and equipment, net                       $    723,104       $ 1,301,196
                                                           ============       ===========

         Depreciation expense for the years ending December 31, 2002 and 2001 was $142,101 and $157,365, respectively.

         Cost of assets acquired pursuant to capital leases included above are as follows:

                                                            December 31,
                                                  ------------------------------
                                                      2002               2001
                                                  -------------     ------------
         Furniture, Fixtures and Equipment         $    42,151      $   42,151
                                                  =============     ============

NOTE 4 - ACCRUED EXPENSES

         The Company had the following accrued expenses:

                                                             December 31,
                                                --------------------------------
                                                     2002               2001
                                                -------------      -------------
         Payroll and Sales Taxes                  $   430,447       $   452,621
         Professional Fees                                  -            20,000
         Other Operating Expenses                     105,293           228,345
         Interest                                     147,356            95,926
         Penalties                                     70,000            35,000
                                                  -----------       -----------
                                                  $   753,096       $   831,892
                                                  ===========       ===========

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 5 - RELATED PARTY TRANSACTION

         Due to related parties consists of the following:
                                                                                     December 31,
                                                                        -------------------------------
                                                                             2002               2001
                                                                        --------------     ------------
         Advances for the president of the Company
         payable on demand, with no interest                              $    15,940                 -

         Advances from a major stockholder and officer of the Company, to be repaid in ten equal installments over a five-year period beginning with the fist payment on August 31, 2002. Interest has been accrued on these advances
         At 8% per annum                                                      580,680           580,680
                                                                         ------------       -----------
                                                                              596,620           580,680
         Less:  Current potion                                                 74,008                 -
                                                                         ------------       -----------
         Long-term portion                                                $   522,612        $  580,680
                                                                          ===========       ===========

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                                 December 31,
                                                                       ---------------------------------
                                                                             2002               2001
                                                                       ---------------     -------------

         The Company received $350,000 from the sale of convertible secured notes to two entities on May 21, 1997 with interest payable at 8% per annum. The notes were converted
         on June 30, 2000 (see Notes 10 and 11).                          $         -        $        -



                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 6 - LONG-TERM DEBT (Continued)

                                                                                         December 31,
                                                                           ------------------------------
                                                                                2002            2001
                                                                            -------------   -------------
         The Company received $265,000 from the sale of three
         convertible secured notes to two entities and an individual in January 1998 with interest payable at 8% per annum. The notes were due January 26, 2000. $150,000 of these notes were converted into common stock on June 30, 2000. Interest is due semi-annually and any unpaid amounts have been accrued
         (see Notes 10 and 11).                                                 115,000         115,000
                                                                           ------------    ------------

         Total                                                                  115,000         115,000

         Less:  Current Portion                                              (  115,000)     (  115,000)
                                                                           -------------   ------------

         Long-Term Debt                                                     $         -     $        -
                                                                           =============   ============

NOTE 7 - INCOME TAXES

         The components of the provision (benefit) for income taxes is as follows:

                                                                                 December 31,
                                                                   ------------------------------------
                                                                          2002                2001
                                                                   -------------------  ----------------
         Current tax expense
           U.S. federal                                             $              -   $              -
           State and local                                                         -                  -
                                                                   -----------------  -----------------
         Total current                                                             -                  -

         Tax benefit of net operating loss carryforwards                           -                  -
                                                                   -----------------  -----------------
         Provision for income taxes                                                -                  -
                                                                   -----------------  -----------------

         Deferred tax expense
           U.S. federal                                                            -                  -
           State and local                                                         -                  -
                                                                   -----------------   ----------------
         Total deferred                                                            -                  -
                                                                   -----------------   ----------------

         Total provision from continuing operations                $               -   $              -
                                                                   =================   ================

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7 - INCOME TAXES (Continued)

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                      December 31,
                                                           -------------------------------
                                                                2002               2001
                                                           --------------     ------------
         Federal income tax rate                                (34.0)%        (   34.0)%
         Deferred tax charge (credit)                               -                 -
         Effect on valuation allowance                           34.0 %            34.0 %
         State income tax, net of federal benefit                   -                 -
                                                            -----------        ---------

         Effective income tax rate                                0.0 %             0.0 %


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
         Less:  Valuation allowance                     (  425,000)
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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

                                                                          Operating          Capital
                                                                            Leases            Leases
                                                                      ----------------   -----------------
         2002                                                         $      468,903       $     18,493
         2003                                                                413,055                  -
         2004                                                                413,055                  -
         2005                                                                413,055
         2006 and thereafter                                               1,527,516                  -
                                                                      ----------------   -----------------
         Total minimum lease payments                                    $ 3,235,584             18,493
                                                                         ===========
         Less: Amounts representing interest                                                   (    612)
                                                                                         -----------------
         Present value of future minimum lease payments                                          17,881
         Less:  Current maturities                                                             ( 17,881)
                                                                                         -----------------
         Total                                                                             $          -
                                                                                         =================

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

               a)   SRC
               b)   LA (ceased operations - July 1999)
               c)   Chicago (ceased operations - July 1999)
               d)   Atlanta
               e)   Avenue A
               f)   7 West (management company)

           Soulfood Concepts, Inc. and Subsidiaries:

                                                             Year Ended
                                                             December 31,
                                                      -----------------------------
                                                        2002               2001
                                                      ------------     ------------
               Sales:
                       SRC                           $ 2,504,873        $  2,647,873
                       LA                                      -                   -
                       Chicago                                 -                   -
                       Atlanta                         1,768,091           2,080,132
                       7 West                                  -                   -
                       Avenue A                        1,299,973           1,319,638
                                                     -----------        ------------
               Total sales                           $ 5,572,937        $  6,047,643
                                                     ===========        ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - SEGMENT INFORMATION (Continued)

                                                                             Year Ended
                                                                             December 31,
                                                                 -----------------------------------
                                                                      2002               2001
                                                                 ----------------   ----------------
          Cost of sales:
                 SRC                                             $     651,248       $     691,875
                 LA                                                    (17,320)            (13,365)
                 Chicago                                                     -             (26,062)
                 Atlanta                                               577,657             591,496
                 7 West                                                      -                   -
                 Avenue A                                              319,124             349,004
                                                                --------------      --------------
          Total cost of sales                                    $   1,530,709       $   1,592,948
                                                                ==============      ==============

          Restaurant operating expenses:
                 SRC                                             $   1,297,494       $   1,292,943
                 LA                                                     90,113             108,588
                 Chicago                                                63,733             152,428
                 Atlanta                                             1,170,511           1,113,907
                 7 West                                                      -                   -
                 Avenue A                                              789,098             792,341
                 Corporate                                                   -                   -
                                                                --------------      --------------
          Total restaurant operating expenses                    $   3,410,949       $   3,460,207
                                                                ==============      ==============

          Other corporate expenses:
                 SRC                                             $           -       $           -
                 LA                                                          -                   -
                 Chicago                                                     -                   -
                 Atlanta                                                     -                   -
                 7 West                                                      -                   -
                 Avenue A                                                    -                   -
                 Corporate                                             792,068             882,409
                                                                --------------      --------------
          Total other corporate expenses                         $     792,068       $     882,409
                                                                ==============      ==============

          Depreciation and amortization expense:
                 SRC                                             $      20,467       $      21,867
                 LA                                                          -                   -
                 Chicago                                                     -                   -
                 Atlanta                                                88,396             107,598
                 7 West                                                      -                   -
                 Avenue A                                               28,431              26,379
                 Corporate                                               4,807               1,521
                                                                --------------      --------------
          Total depreciation and amortization
            expense                                              $     142,101       $     157,365
                                                                ==============      ==============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 12 - SEGMENT INFORMATION (Continued)
                                                        Year Ended
                                                        December 31,
                                           -----------------------------------
                                                 2002               2001
                                            ----------------   ---------------
         Income (loss) from operations:
                SRC                          $    535,664      $      641,188
                LA                              (  72,793)          (  95,223)
                Chicago                         (  63,733)           (126,366)
                Atlanta                         (  68,473)            267,131
                7 West                                  -                   -
                Avenue A                          163,320             151,914
                Corporate                        (796,875)           (883,930)
                                             -------------     --------------
         (Loss) income from operations:      $   (302,890)     $    (  45,286)
                                             =============     ==============

         Identifiable assets:
                SRC                          $    13,2058      $      115,694
                LA                                      -             482,128
                Chicago                           359,669             363,336
                Atlanta                           298,855             415,863
                7 West                                 60               2,228
                Avenue A                           73,265             148,033
                Corporate                          48,571              53,236
                                            -------------    ----------------
         Total assets                        $    913,625      $    1,580,518
                                            =============    ================

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

I, Mark Campbell, certify that:


1. I have reviewed this annual report on Form 10-KSB of Soul Food Concepts Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   /s/ Mark Campbell
  ------------------------
  Mark Campbell
  Chief Executive Officer
  May 7, 2003