Form 10QSB
period 2003-03-31
SOULFOOD CONCEPTS INC
filed 2003-05-20
CIK 873086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2003
                               -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________________


Commission File Number:              0-30301
                       --------------------------------


                             Soulfood Concepts, Inc.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


        Delaware                                           13-3585743
   ------------------                          --------------------------------
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

 Yes   X          No
    ------           ------

The number of shares outstanding of the issuer's only class of common stock, par value $.03 per share, as of May 20th, 2003 was 5,353,333 shares.

                             SOULFOOD CONCEPTS, INC.
                                   FORM 10-QSB
                        FOR PERIOD ENDING MARCH 31, 2003

                                                                                   PAGE

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 2003 (unaudited)
              and December 31, 2002.................................................3

              Consolidated Statements of Operations (unaudited) for the three
              Months ended March 31, 2003 and March 31, 2002........................5

              Consolidated Statements of Cash Flows (unaudited) for the
              period ended March 31, 2003 and March 31, 2002........................6

              Notes to Consolidated Financial Statements............................7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................16

PART II       OTHER INFORMATION....................................................18

Item 6        Exhibits and Reports on Form 8-K.....................................18

Signatures.........................................................................19

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                             March 31,        December 31
                                                               2003              2002
                                                            -----------       ----------
                                                            (Unaudited)       (Audited)
      ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $ 41,791         $  4,236
   Accounts receivable                                            460            5,763
   Inventory                                                   60,252           53,387
   Prepaid expenses and other current assets                   35,641           23,586
                                                             --------         --------

      TOTAL CURRENT ASSETS                                    138,144           86,972


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $1,743,727 and $1,705,526 respectively       698,053          723,104


SECURITY DEPOSITS                                             103,549          103,549
                                                             --------         --------

      TOTAL ASSETS                                           $939,746         $913,625
                                                             ========         ========





















The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,          December 31,
                                                                                         2003                 2002
                                                                                    -------------         -------------
                                                                                     (Unaudited)            (Audited)
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                 $     790,104         $     726,765
   Accrued expenses                                                                       723,644               753,096
   Obligation under capital lease                                                           8,437                17,881
   Current portion of long-term debt                                                      115,000               115,000
   Due to related party                                                                   125,477                74,008
                                                                                    -------------         -------------

      TOTAL CURRENT LIABILITIES                                                         1,762,662             1,686,750

DUE TO RELATED PARTY                                                                      464,544               522,612

OBLIGATIONS UNDER CAPITAL LEASE - LONG-TERM                                                     -                     -
                                                                                    -------------         -------------

      TOTAL LIABILITIES                                                                 2,227,206             2,209,362
                                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES                                                                   -                     -

MINORITY INTEREST                                                                         191,570               176,657
                                                                                    -------------         -------------

STOCKHOLDERS' (DEFICIT)
   Common stock, par value $0.003; authorized
    14,500,000 shares; issued and outstanding
    5,353,333 and 5,353,333 shares, respectively                                           16,060                16,060

   Additional paid-in capital                                                           2,435,747             2,435,747

   Accumulated deficit                                                                 (3,927,637)           (3,921,001)

   Less cost of treasury stock - 10,000 common
    shares                                                                                 (3,200)               (3,200)
                                                                                    --------------        --------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                                    (1,479,030)           (1,472,394)
                                                                                    --------------        --------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                              $     939,746         $     913,625
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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNDAUDITED)

                                                                                          For the Three Months Ended
                                                                                                 March 31,
                                                                                    -----------------------------------
                                                                                          2003                2002
                                                                                     ------------         -------------
SALES                                                                                $  1,524,682         $   1,447,037
                                                                                     ------------         -------------

COSTS AND EXPENSES
   Cost of sales                                                                          401,625               410,734
   Restaurant labor and related costs                                                     438,029               452,024
   Depreciation and amortization of restaurant
    property and equipment                                                                 38,201                35,034
   Other operating expenses                                                               463,429               404,664
                                                                                    -------------         -------------
      Total restaurant operating expenses                                               1,341,284             1,302,456
                                                                                    -------------         -------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                       146,480               257,054
                                                                                    -------------         -------------

INCOME (LOSS) FROM OPERATIONS                                                              36,918              (112,473)

OTHER EXPENSES
   Interest expense                                                                        28,641                34,913
                                                                                    -------------         -------------

INCOME (LOSS) BEFORE INCOME TAXES,
 AND MINORITY INTEREST                                                                      8,277              (147,386)

PROVISION FOR INCOME TAXES                                                                      -                     -
                                                                                    -------------         -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                                      8,277              (147,386)

MINORITY INTEREST IN THE INCOME OF CONSOLIDATED
   SUBSIDIARY                                                                             (14,913)              (16,301)
                                                                                    --------------         -------------

NET (LOSS)                                                                          $      (6,636)         $   (163,687)
                                                                                    ==============         =============

(LOSS) PER COMMON SHARE:
   BASIC AND DILUTED                                                                $       (0.01)         $      (0.03)
                                                                                    ==============         =============








The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the Three Months Ended
                                                                                                 March 31,
                                                                                    -----------------------------------
                                                                                          2003                  2002
                                                                                    ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $      (6,636)        $    (163,687)
   Adjustments to reconcile net loss to
    Net cash provided (used) by operating activities:
      Depreciation and amortization                                                        38,200                35,034
      Loss attributed to minority interest                                                 14,913                16,301
   (Increase) Decrease in:
      Accounts receivable                                                                   5,303                     -
      Inventory                                                                            (6,865)                6,303
      Prepaid expenses and other current assets                                           (12,055)                1,818
      Other assets                                                                                                    -
      (Decrease) Increase in:
      Accounts payable and accrued expenses                                                33,888                42,511
                                                                                    -------------         -------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                           66,748               (61,720)
                                                                                    -------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                    (13,150)                (6,413)
                                                                                    -------------         -------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of capital leases                                                            (9,444)                     -
 Increase in capital leases                                                                    -                  7,959
 Increase (Decrease) in due to related party                                              (6,599)                43,100
                                                                                    -------------         -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         (16,043)                51,059
                                                                                    -------------         -------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                                    37,555                (17,074)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                              4,236                 83,360
                                                                                    -------------         -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                             $     41,791          $      66,286
                                                                                    =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash Paid
      Interest                                                                      $     17,568          $      17,568
                                                                                    =============         =============
      Taxes                                                                         $      3,535          $       4,760
                                                                                    =============         =============


The accompanying notes are an integral part of the consolidated financial statements.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a)       Nature of Operations

                  The accompanying consolidated financial statements include the accounts of Soulfood Concepts, Inc. ("the Company"), organized under the laws of the state of Delaware on December 14, 1992 and its subsidiaries. The Company operates restaurants in New York, NY, Chicago, IL and Atlanta, GA, specializing in Southern cuisine.


         b)       Basis of presentation

                  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2003, the Company has a working capital deficit of $1,624,519 and an accumulated deficit of $3,927,637. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                  The Company's current and long-term operating strategies focus on an administrative restructuring, debt-restructuring and seeking additional equity financing. Several completed and ongoing initiatives are as follows:

                  o The Company temporarily closed its Chicago operation in July 1999. Chicago experienced an operating loss in 1999 approximating $222,000 before any corporate overhead burden. The Company is in the process of reopening in Chicago by the Spring 20023

                  o The Company is pursuing an equity financing via a private placement; if successful, the proceeds of the financing will be used, in part, to pay down certain current obligations.

                  o The Company has and is pursuing aggressive cost cutting of general and administrative expenses with a goal of an overall 30% reduction.

                  Management believes that the aforementioned plan to revise the Company's operations along with the additional funds raised through the equity financing raised by the private placement will be sufficient to support its operations during the twelve month period following March 31, 2003, and will provide the opportunity to continue as a going concern.

        c)        Earnings Per Share

                  The computation of primary earnings per share is based on the weighted-average number of outstanding common shares during the period.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

                  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's December 31, 2002 annual report included in SEC Form 10-KSB.

NOTE 2 -          INVENTORY

                  Inventory consisted of the following:

                                                                                      March 31,     December 31,
                                                                                        2003            2002
                                                                                   ------------    -------------
                  Food                                                             $     14,006    $      15,831
                  Beverage                                                               46,246           37,556
                                                                                   ------------    -------------
                                                                                   $     60,252    $      53,337
                                                                                   ============    =============

NOTE 3 -          PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                                                                                      March 31,     December 31,
                                                                                        2003            2002
                                                                                   ------------    -------------
                  Furniture, Fixtures and Equipment                                $  1,884,833    $   1,871,683
                  Leasehold Improvement                                                 556,947          556,947
                                                                                   ------------    -------------
                                                                                      2,441,780        2,428,630
                  Less: Accumulated Depreciation                                      1,743,727        1,705,526
                                                                                   ------------    -------------
                  Property and equipment, net                                      $    698,053    $     723,104
                                                                                   ============    =============

                  Depreciation expense for the three months ending March 31, 2003 and 2002 was $38,201 and $35,034, respectively.

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 4 -          ACCRUED EXPENSES

                  The Company had the following accrued expenses:

                                                                                    March 31,      December 31,
                                                                                      2003              2002
                                                                                 -------------     -------------
                  Payroll and Sales Taxes                                        $     357,285      $    430,447
                  Other Operating Expenses                                             147,004           105,293
                  Interest                                                             149,355           147,356
                  Penalties                                                             70,000            70,000
                                                                                 -------------      ------------
                                                                                 $     723,644      $    753,096
                                                                                 =============      ============

NOTE 5 -          RELATED PARTY TRANSACTION

                  Due to related parties consists of the following:

                                                                                    March 31,      December 31,
                                                                                      2003              2002
                                                                                 -------------     -------------
                  Advances for the president of the Company
                  payable on demand, with no interest                            $       9,341        $   15,940

                  Advances from a major stockholder and director
                  of the Company, to be repaid in ten equal
                  installments over a five-year period beginning
                  with the fist payment on August 31, 2003.
                  Interest has been accrued on these advances
                  At 8% per annum                                                      580,680           580,680
                                                                                 -------------        ----------
                                                                                       590,021           596,620
                  Less:  Current portion                                               125,477            74,008
                                                                                 -------------        ----------

                  Long-term portion                                              $     464,544        $  522,612
                                                                                 =============        ==========


                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 6 -          LONG-TERM DEBT

                                                                                    March 31,      December 31,
                                                                                      2003              2002
                                                                                 -------------     -------------
                  Long-term debt consists of the following:
                  The Company received $265,000 from the
                   sale of three convertible secured notes to two
                   entities and an individual in January 1998
                   with interest payable at 8% per annum.  The
                   notes were due January 26, 2000.  $150,000 of
                   these notes were converted into common stock
                   on June 30, 2000.  Interest is due semi-annually
                   and any unpaid amounts have been accrued                              115,000         115,000
                                                                                    ------------       ---------

                  Total                                                                  115,000         115,000

                  Less:  Current Portion                                                (115,000)       (115,000)
                                                                                    -------------   ------------

                  Long-Term Debt                                                    $          -    $          -
                                                                                    =============   ============

NOTE 7 -          INCOME TAXES

                  The components of the provision (benefit) for income taxes is as follows:

                                                                                          March 31,
                                                                                -----------------------------
                                                                                      2003            2002
                                                                                -------------  --------------
                  Current tax expense
                    U.S. federal                                                $           -  $            -
                    State and local                                                         -               -
                                                                                -------------  --------------
                  Total current                                                             -               -

                  Tax benefit of net operating loss carryforwards                           -               -
                                                                                -------------  --------------
                  Provision for income taxes                                                -               -
                                                                                -------------  --------------

                  Deferred tax expense
                    U.S. federal                                                            -               -
                    State and local                                                         -               -
                                                                                -------------   -------------
                  Total deferred                                                            -               -
                                                                                -------------   -------------

                  Total provision from continuing operations                    $           -   $           -
                                                                                =============   =============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 7 -          INCOME TAXES (Continued)

                  At March 31, 2003, the Company had net carryforward losses of approximately $3,900,000. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

NOTE 8 -          COMMITMENTS AND CONTINGENCIES

         a) The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                                                   Operating           Capital
                                                                                    Leases             Leases
                                                                                  -----------     --------------
                  2002                                                            $   318,834     $        8,753
                  2003                                                                413,055                  -
                  2004                                                                413,055                  -
                  2005                                                                413,055
                  2006 and thereafter                                               1,527,516                  -
                                                                                  -----------     --------------
                  Total minimum lease payments                                    $ 3,085,515              8,753
                                                                                  ===========
                  Less: Amounts representing interest                                                       (280)
                                                                                                  --------------
                  Present value of future minimum lease payments                                           8,473
                  Less:  Current maturities                                                               (8,473)
                                                                                                  ---------------
                  Total                                                                           $            -
                                                                                                  ==============

                  Rent expense under operating leases for the three months ended March 31, 2003 and 2002 was $155,612 and $150,069, respectively.

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

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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


NOTE 10 -         SEGMENT INFORMATION

                  During 2003 and 2002, the Company had five reportable restaurant segments and one management company;

                    a)   SRC

                    b)   Chicago (ceased operations - July 1999)

                    c)   Atlanta

                    e)   Avenue A

                    d)   7 West (management company)

                  Soulfood Concepts, Inc. and Subsidiaries:


                                                                                       For the Three Months Ended
                                                                                                 March 31,
                                                                                   --------------------------------
                                                                                       2003               2002
                                                                                   ------------       -------------
                  Sales:
                           SRC                                                      $   677,181        $    633,952
                           Chicago                                                            -                   -
                           Atlanta                                                      506,440             478,638
                           7 West                                                             -                   -
                           Avenue A                                                     341,061             334,447
                                                                                    -----------        ------------
                  Total sales                                                       $ 1,524,682        $  1,447,037
                                                                                    ===========        ============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 10 -     SEGMENT INFORMATION (Continued)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                        2003              2002
                                                                                  -------------       -------------
                  Cost of sales:
                           SRC                                                     $    170,175       $     170,414
                           Chicago                                                            -              (2,288)
                           Atlanta                                                      147,056             155,402
                           7 West                                                             -                   -
                           Avenue A                                                      84,394              87,206
                                                                                   ------------       -------------
                  Total cost of sales                                              $    401,625       $     410,734
                                                                                   ============       =============

                  Restaurant operating expenses:
                           SRC                                                     $    339,280       $    317,730
                           Chicago                                                       59,799             33,806
                           Atlanta                                                      294,154            288,520
                           7 West                                                             -                  -
                           Avenue A                                                     208,225            189,197
                           Corporate                                                          -                  -
                                                                                   ------------       -------------
                  Total restaurant operating expenses                              $    901,458       $    829,253
                                                                                   =============      =============


                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                        2003              2002
                                                                                  -------------       -------------
                  Other corporate expenses:
                           SRC                                                    $            -    $             -
                           Chicago                                                             -                  -
                           Atlanta                                                             -                  -
                           7 West                                                              -                  -
                           Avenue A                                                            -                  -
                           Corporate                                                     146,480            257,054
                                                                                  --------------    ---------------
                  Total other corporate expenses                                  $      146,480    $       257,054
                                                                                  ==============    ===============

                  Depreciation and amortization expense:
                           SRC                                                    $        5,697    $         4,923
                           Chicago                                                             -                  -
                           Atlanta                                                        22,099             22,099
                           7 West                                                              -                  -
                           Avenue A                                                        8,002              6,810
                           Corporate                                                       2,403              1,202
                                                                                  --------------    ---------------
                  Total depreciation and amortization expense                     $       38,201    $        35,034
                                                                                  ==============    ===============

                             SOULFOOD CONCEPTS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 10 -     SEGMENT INFORMATION (Continued)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                        2003              2002
                                                                                  -------------       -------------

                  Income (loss) from operations:
                           SRC                                                      $   162,029       $     161,402
                           Chicago                                                      (59,799)            (37,822)
                           Atlanta                                                       43,131             157,912
                           7 West                                                             -                   -
                           Avenue A                                                      40,440              49,893
                           Corporate                                                   (148,883)           (193,637)
                                                                                    ------------      ------------
                  Income (loss) from operations                                     $    36,918       $     137,748
                                                                                    ===========       =============

                  Identifiable assets:
                           SRC                                                      $   104,198       $    123,242
                           Chicago                                                      389,419            366,436
                           Atlanta                                                      325,506            385,803
                           7 West                                                             -                 60
                           Avenue A                                                      75,721            117,285
                           Corporate                                                     44,902             50,747
                                                                                    ------------      ------------
                  Total assets                                                      $   939,746       $  1,043,573
                                                                                    ============      =============


NOTE 11 -       SUBSEQUENT EVENTS

                The Company has restructured a new lease for its Chicago based operation and is in the process of reopening by Spring 2003.

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

         As of March 31, 2003 we operated three full service restaurants in locations in New York City, and Atlanta.

RESULTS OF OPERATIONS

         Revenues. The Company's revenue is generated from the sale of food and beverage in its units. Sales for the three months ended March 31, 2003 increased by approximately 5% to $1,524,682 from sales of $1,447,037 during the three months ended March 31, 2002.

         COST OF REVENUE. We incurred cost of revenues from continuing operations of $401,625 for the three months ended March 31, 2003 and $410,734 for the three months ended March 31, 2002. As a percentage of net revenues, cost of revenues from continuing operations was 26% for the period ended March 31, 2003 and 28% for the period ended March 31, 2002.

         RESTAURANT LABOR AND RELATED COSTS. Labor expenses and the related taxes, are restaurant level labor costs and they decreased $13,995 or 3% to $438,029 for the period March 31, 2003 from $452,024 for the period ended March 31, 2002.

         OTHER OPERATING EXPENSES. Other operating expenses consists of, occupancy costs, i.e. rent, insurance, licenses and utilities. Other operating costs increased $58.765 or 12% to $463,429 for the period ended March 31, 2002 compared to $404,664 for the same period the previous year.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist of restaurant corporate support costs, travel, manager training and field supervision. We incurred general and administrative expenses from continuing operations of $146,480 for the period ended March 31, 2003 compared to $257,054 for the period ended March 31, 2002. As a percentage of revenues, general and administrative expense for the period ended March 31, 2003 decreased to 9% compared to 18% for the year ended December 31, 2002.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $38,201 for the period ended March 31, 2003 from $35,034 for the period ended March 31, 2002. As a percentage of revenues depreciation and amortization were 2.5% for period ended March 31, 2003 and

2.4% for period ended March 31, 2002.

         INTEREST INCOME, OTHER (EXPENSE) INCOME AND INCOME TAXES. We had interest expense of $28,641 for period ended March 31, 2003 compared to interest expense of $34,913 for the period ended March 31, 2002. Interest expense for both periods relates primarily to long-term notes.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities decreased to $66,748 for the period ended March 31, 2003 from $(61,720) for the period ended March 31, 20002. Investing activities used $13,150 for the period ended March 31, 2003 compared to $$6,413 for the same period last year. Financing activities were decreased to $(16,043) for the period ended March 31, 2003 from $$51,059.

         Cash at March 31, 2003 was $41,791which decreased from $66,286 at March 31, 2002 due to a net loss. Total assets were $939,746 for period ended March 31, 2003 which was slightly increased from period ending December 2002 at $913,625. Total liabilities increased $17,844 to $2,227,206 from $2,209,362.

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



SOULFOOD CONCEPTS, INC.


Date: May 20, 2003                         By: /s/ Mark Campbell
                                               ----------------------------
                                               Mark Campbell
                                               Chief Executive Officer,
                                               President and Director
                                               (principal accounting officer)

I, Mark Campbell certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Soulfood Concepts, Inc.


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Mark Campbell
-----------------------
Mark Campbell
Chief Executive Officer
May 20, 2003